Form 10QSB
period 2006-03-31
MARINE GROWTH VENTURES INC
filed 2006-05-16
CIK 1334794

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                   333-128077
                            (Commission file number)

                          MARINE GROWTH VENTURES, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                            20-0890800
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                          Identification No.)

                               405-A Atlantis Road
                          Cape Canaveral, Florida 32920
                    (Address of principal executive offices)

                                 (321) 783-1744
                           (Issuer's telephone number)


                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2006 - 21,739,500 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes |_| No [X]

                          MARINE GROWTH VENTURES, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2006
                                TABLE OF CONTENTS

PART 1    FINANCIAL STATEMENTS                                                      2

Item 1.   Financial Statements                                                      2

          Condensed Consolidated Balance Sheet as of March 31, 2006 (Unaudited)     2
          Condensed Consolidated Statements of Operations for the Three Months
              Ended March 31, 2006 and 2005 (Unaudited)                             3

          Condensed Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 2006 and 2005 (Unaudited)                      4

          Notes to Condensed Consolidated Financial Statements as of
              March 31, 2006 (Unaudited)                                            5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                 9

Item 3.   Controls and Procedures                                                  11

PART II   OTHER INFORMATION                                                        12

Item 1.   Legal Proceedings                                                        12

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds              12

Item 3.   Defaults Upon Senior Securities                                          12

Item 4.   Submission of Matters to a Vote of Security Holders                      12

Item 5.   Other Information                                                        12

Item 6.   Exhibits                                                                 12

SIGNATURES                                                                         13

INDEX TO EXHIBITS                                                                  14

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                  Marine Growth Ventures, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                                                       March 31,
                                                                         2006
                                                                      ---------
ASSETS

  CURRENT ASSETS
  Cash                                                                $     916
  Accounts Receivable                                                     5,779
                                                                      ---------
       Total Current Assets                                               6,695
                                                                      ---------

  FIXED ASSETS, NET                                                       1,586
                                                                      ---------

  OTHER ASSETS
  Deposits                                                                7,181
  Prepaid Expenses                                                        1,798
                                                                      ---------
       Total Other Assets                                                 8,979
                                                                      ---------

  TOTAL ASSETS                                                        $  17,260
                                                                      =========

                    LIABILITIES & STOCKHOLDERS' (DEFICIENCY)
                    ----------------------------------------

  CURRENT LIABILITIES
  Accrued Payroll                                                     $ 143,693
  Accounts Payable                                                       38,086
  Accrued Expenses                                                       96,105
  Note Payable - Stockholder                                             56,750
                                                                      ---------
       Total Current Liabilities                                        334,634
                                                                      ---------

COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' (DEFICIENCY)
  Preferred Stock, $0.001 par value, 5,000,000
  shares authorized, none issued or outstanding                              --
  Common Stock, $0.001 par value, 100,000,000
  shares authorized, 21,739,500 issued and
  outstanding                                                            21,740
  Additional Paid-In Capital                                            548,199
  Accumulated Deficit                                                  (887,313)
                                                                      ---------
       Total Stockholders' (Deficiency)                                (317,374)
                                                                      ---------

  TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIENCY)                      $  17,260
                                                                      =========

                       See Accompanying Notes To Condensed
                       Consolidated Financial Statements

                  Marine Growth Ventures, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                         Three Months
                                                            Ended
                                                         March 31,
                                                ----------------------------
                                                    2006          2005
                                                ------------    ------------
REVENUE
  Ship Management Fees and Consulting Revenue   $      6,000    $     49,500
                                                ------------    ------------
    Total Revenue                                      6,000          49,500
                                                ------------    ------------

EXPENSES
  Operating                                               --          16,838
  Selling                                                 --              80
  General and Administrative                         176,691         132,492
                                                ------------    ------------
    Total Expenses                                   176,691         149,410
                                                ------------    ------------

LOSS FROM OPERATIONS                                (170,691)        (99,910)
                                                ------------    ------------

OTHER (EXPENSE)
  Other (Expense)                                       (937)         (6,564)
                                                ------------    ------------
    Total Other  (Expense)                              (937)         (6,564)
                                                ------------    ------------

NET LOSS                                        $   (171,628)   $   (106,474)
                                                ============    ============

Basic and diluted loss per common share         $      (0.01)   $      (0.01)
                                                ============    ============
Weighted average number of common shares
outstanding - basic & diluted                     21,739,500      20,100,000
                                                ============    ============

                       See Accompanying Notes To Condensed
                       Consolidated Financial Statements

                  Marine Growth Ventures, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Three Months
                                                                Ended
                                                               March 31,
                                                        ----------------------
                                                           2006         2005
                                                        ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                              $(171,628)   $(106,474)
    Adjustments To Reconcile Net Loss To Net Cash
      Used In Operating Activities:
      Depreciation                                            263           --
      Changes In Operating Assets & Liabilities:
      Accounts Receivable                                  (5,779)      (1,210)
      Prepaid Expenses                                     (1,798)          --
      Legal Bond                                           37,500      (37,500)
      Accrued Payroll                                      69,673        2,989
      Accounts Payable                                     (2,217)      22,955
      Accrued Interest Payable                                595        6,688
      Accrued Expenses                                     13,080           --
      Deferred Income                                      (2,000)          --
      Other Accounts Payable                                   --       (3,239)
                                                        ---------    ---------
  Net Cash Used In Operating Activities                   (62,311)    (115,791)
                                                        ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Advances Made On Loans Receivable                        --       (3,143)
      Advances Made On Notes Receivable                        --      (18,712)
      Proceeds From Repayment Of Loans Receivable           3,143           --
                                                        ---------    ---------
  Net Cash Provided By (Used In) Investing Activities       3,143      (21,855)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease In Cash Overdraft                               --       (5,868)
      Proceeds from Note Payable - Stockholder             56,750      177,686
                                                        ---------    ---------
  Net Cash Provided By Financing Activities                56,750      171,818
                                                        ---------    ---------


NET (DECREASE) INCREASE IN CASH                            (2,418)      34,172

CASH, BEGINNING OF PERIOD                                   3,334           --
                                                        ---------    ---------

CASH, END OF PERIOD                                     $     916    $  34,172
                                                        =========    =========

                       See Accompanying Notes To Condensed
                       Consolidated Financial Statements

                  Marine Growth Ventures, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                        As of March 31, 2006 (Unadudited)

Note 1 - Organization and Operations and Going Concern

      Marine Growth Ventures, Inc. ("MGV") was formed and incorporated in the state of Delaware on November 6, 2003. MGV is a holding company that conducts its operations primarily through a wholly-owned subsidiary, Sophlex Ship Management, Inc. ("Sophlex"). MGV, Sophlex and MGV's other subsidiaries are referred to collectively herein as the "Company".

      The Company had no significant business operations until its acquisition of Sophlex on September 1, 2004. Sophlex, which was founded in 1999, provides ship crewing and management services to vessel owners and operators in the United States and abroad. The founder and the sole shareholder of Sophlex at the time of the acquisition is the current Chief Operating Officer of the Company. At the time acquisition both companies were private entities.

      The Company is also currently pursuing opportunities in a new industry referred to as cruise timeshares, which combines traditional real estate timeshares with commercial cruise vacations. Purchasers of cruise timeshares will receive the right to a seven-day cruise each year for up to 15 years aboard a cruise ship to be purchased by the Company.

      In addition, the Company is pursuing other opportunities in the shipping industry.

      Since its inception, the Company has been dependent upon the proceeds of loans from its stockholders and the receipt of capital investments to fund its continuing activities. The Company has incurred operating losses since its inception. The Company expects to incur significant increasing operating losses over the next several years, primarily due to the expansion of its business. There is no assurance that the Company's developmental and marketing efforts will be successful. The Company will continue to require the infusion of capital or loans until operations become profitable. There can be no assurance that the Company will ever achieve any revenues or profitable operations from the sale of its proposed products. The Company is seeking additional capital at this time. During the three months ended March 31, 2006, the Company had a net loss of $171,628 and a negative cash flow from operations of $62,311 and as March 31, 2006, the Company had a working capital deficiency of $327,939 and a stockholders' deficiency of $317,374. As a result of the above, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

      (A)   Principles of Consolidation

            The accompanying condensed consolidated financial statements include the accounts of Marine Growth Ventures, Inc. and its wholly-owned subsidiaries, Marine Growth Finance, Inc., Sophlex Ship Management, Inc., Marine Growth Freight, Inc., Marine Growth Charter, Inc. and Gulf Casino Cruises, Inc. All material intercompany accounts and transactions have been eliminated in consolidation. Marine Growth Real Estate, Inc., (an inactive subsidiary) was dissolved on May 11, 2005.

      (B)   Use of Estimates

            The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

      (C)   Loss per Share

            Net loss per share (basic and diluted) has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during each period. Common stock equivalents were not included in the calculation of diluted loss per share as there were none outstanding during the periods presented as well as their effect would be anti-dilutive.

      (D)   Interim Condensed Consolidated Financial Statements

            The condensed consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years end December 31, 2005 and 2004 appearing in Form SB-2 filed on March 31, 2006.

      (E)   Recent Accounting Pronouncements

            No   recent   accounting   pronouncements   effect   the   Company's
            consolidated financial statements.

Note 3 - Related Party Transactions

      On May 5, 2004, the Company issued a Revolving Secured Note (the "Note") with an aggregate principal amount up to $500,000 to the majority member of the LLC that is the majority owner of the Company. The Note bore interest at 10% per annum and was due on May 31, 2005. Prior to maturity, both parties agreed that the Note would be repaid from funds received from a private placement. In accordance with the terms of the Note, $224,950 of principal and interest was converted into 17,996,000 shares of Common Stock on November 25, 2004. As of December 31, 2004, the principal balance of the Note was $133,781. Additional proceeds were received on the Note during 2005 and the Note was repaid in full July 2005 utilizing proceeds received from the Private Placement that closed on July 15, 2005.

      On February 8, 2005, a loan of $3,143 with no specific repayment terms was made to an entity controlled by the Chief Operating Officer of the Company. This loan was repaid on March 24, 2006.

      On January 5, 2006 the Company issued a revolving note (the "Note"), with an aggregate principal amount of $50,000 to a stockholder, who is also the majority member of the LLC that is the majority owner of the Company. Funds are advanced to the Company, as needed, to pay for ongoing operations. The Note has a maturity date of June 30, 2006. It has been agreed that the maturity date will extend to December 31, 2006 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date. This Note has an interest rate of 10%. On March 31, 2006, an amendment was issued on this note increasing the aggregate principal amount to $100,000. As of March 31, 2006, the balance on this note is $56,750. Subsequent to March 31, 2006, $3,300 of additional funds have been extended increasing the balance on this note to $60,050 as of April 28, 2006.

      The Company utilizes space in Milwaukee, Wisconsin owned by an entity controlled by the Chairman of the Board of Directors. There is currently no charge for the use of this space. The fair market value of this rent is $250 per month.

Note 4 - Concentration of Credit Risk

      One customer accounted for the total revenue for the three months ended March 31, 2006 and 2005 (See Note 7). The Company's customer incurred expenses, which were paid on behalf of the customer by Sophlex Ship Management, Inc., and reimbursed by the customer.

Note 5 - Fixed Assets

      Fixed assets as of March 31, 2006 consisted of:

             Office Furniture                   $       1,286
             Computer Equipment                         1,078
             Less: Accumulated Depreciation              (778)
                                                -------------

             Fixed Assets, net                  $       1,586
                                                =============

      Depreciation expense for the three months ended March 31, 2006 and 2005 amounted to $263 and $0, respectively.

Note 6 - Legal Bond

      In January 2005, the Company commenced a lawsuit against Royal Pacific (aka Riveria I) for defaulting on its financing agreement with the Company. In 2004, the Company had entered into a promissory note (the "Note") with King Crown International Co. Ltd in which the Company agreed to finance up to $2,000,000 for King Crown's refurbishing of the ship, Riveria I, it purchased to provide tourist services focusing on Taiwan. The Note has a maturity date of September 15, 2006, with an interest rate of 15%. Pursuant to the terms of the Note, the Company agreed to pay amounts owed to third parties by the borrower for repair services and management services in connection with a cruise vessel owned by the borrower and the Company secured this note with the general assets of the borrower's business as well as a first preferred ship's mortgage on the borrower's cruise vessel Riveria I. On December 30, 2004, the Company declared the borrower in breach of the Note for not providing required information or making the required payments under the Note. Due to this breach, the Company arrested the boat in Spain and filed a claim in the United States District Court for the Southern District of Florida to foreclose on the first preferred ship's mortgage that the Company held. A settlement was reached and paid by Riveria I in April 2005. The Company received $328,984 (including interest of $11,848) related to the $263,730 of notes receivable outstanding at December 31, 2004 and additional advances made in 2005 in the amount of $53,406. In February 2005, as part of this lawsuit, the Company was required to post a bond in the amount of $37,500 in order to "arrest" the ship which subsequently sank due to a fire on June 28, 2005 (See Note 7). The bond posted to "arrest" the Riviera I ship was held in a bank account controlled by the Court in the Company's name. After the settlement with Rivera I in April 2005, this bond remained in a Court bank account pending the resolution of disputed attorney's fees. The Company believed its payments of approximately $35,000 in attorney's fees was payment in full and no additional fees were owed, however, a verbal settlement was reached in February 2006 in order to retrieve these funds. Legal fees of $17,100 were accrued in 2005 and bank fees of $117 were expensed in February 2006 to reflect this settlement with the release of the bond.

Note 7 - Riveria I

      The Company's sole customer's ship, Riveria I, was destroyed by a fire on June 28, 2005. The Company's sole customer is currently pursuing an insurance claim from the loss of its ship. The Company is aiding the customer with this insurance claim for a fee of $2,000 per month. This fee is not contingent upon the customer receiving any insurance proceeds, nor were any of the fees outstanding prior to the fire contingent upon the customer receiving any insurance proceeds. Once this claim is complete, the relationship will be re-evaluated.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-Looking Statements

      This Quarterly Report of From 10-QSB, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as "believes," "estimates," "could," "possibly," "probably," anticipates," "projects," "expects," "may," "will," or "should" or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

      The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Background

      We were formed and incorporated in the state of Delaware on November 6, 2003. We are a holding company and conduct our current operations solely through a wholly-owned subsidiary, Sophlex Ship Management, Inc. ("Sophlex").

      We had no significant business operations until our acquisition of Sophlex on September 1, 2004. Sophlex, which was founded in 1999, provides ship crewing and management services to vessel owners and operators in the United States and abroad. Our Chief Operating Officer was the founder and the sole shareholder of Sophlex prior to the acquisition.

      We are also currently pursuing opportunities to develop cruise vessels for a new industry referred to as cruise timeshares, which combines traditional real estate timeshares with commercial cruise vacations. Purchasers of cruise timeshares will receive the right to a seven-day cruise each year for a minimum period of 10 years aboard a cruise ship to be purchased by the Company.

Results of Operations

      Since our inception, we have been dependent upon the proceeds of loans from our stockholders and the receipt of capital investment to fund our continuing activities. We have incurred operating losses since our inception. We expect to incur significant increasing operating losses over the next several years, primarily due to the expansion of our business. We will continue to require the infusion of capital until operations become profitable. We had a net loss of $171,628 and a negative cash flow from operations of $62,311 for the thee months ended March 31, 2006.

Three Months Ended March 31, 2006 and 2005:

      Revenue: Revenue was $6,000 for the three months ended March 31, 2006 compared to $49,500 earned in the three months ended March 31, 2005. This decrease was a result of the fire on the Riveria I on June 28, 2005. We are aiding the customer with their insurance claim due to the fire in exchange for a fee of $2,000 per month. This fee is not contingent upon the customer receiving any insurance proceeds, nor were any of the fees outstanding prior to the fire contingent upon the customer receiving any insurance proceeds. Once this claim is complete, the relationship will be re-evaluated.

General and Administrative. General and administrative expenses were $176,691 and $132,492 for the three months ended March 31, 2006 and 2005, respectively. General and administrative expenses increased by $44,199 in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, primarily as a result of an increase of $51,412 in professional fees. These fees were incurred to complete an SB2 and audited financial statements.

Operating Expenses: Operating expenses were $0 for the three months ended March 31, 2006 compared to $16,838 for the three months ended March 31, 2005. This decrease was due to the loss of our sole customer's ship the Riveria I on June 28, 2005.

Other Expenses: Other Expenses were $937 and $6,564 for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006, bank fees were $189, finance charges were $154, and interest expense was $595. For the three months ended March 31, 2005, bank fees were $487, finance charges were $226, and interest expense was $5,850.

Net Loss. Net loss before income taxes was $171,628 and $106,474 for the three months ended March 31, 2006 and 2005, respectively. The increase in net loss is attributed to the loss of revenue incurred due to the fire on the Rivera I and the continued expenses in bringing the Company public.

Liquidity and Capital Resources

      For the three months ended March 31, 2006, we had a negative cash flow from operations of $62,311 compared to a negative cash flow of $115,791 as of March 31, 2005, a decrease of $53,480. Since inception, we have been dependent upon proceeds of loans from our stockholders and receipt of capital investment to fund our continuing activities.

      For the three months ended March 31, 2006, we had a net loss of $171,628 compared to a net loss of $106,474 for the three months ended March 31, 2005, an increase in the net loss of $65,154.

      The Company's sole customer's ship, Riveria I, was destroyed by a fire on June 28, 2005. The Rivera I is currently pursuing an insurance claim from the loss of its ship. The Company is aiding the customer with this insurance claim for a fee of $2,000 per month. This fee is not contingent upon the customer receiving any insurance proceeds, nor were any of the fees outstanding prior to the fire contingent upon the customer receiving any insurance proceeds. Once this claim is complete, the relationship will be re-evaluated.

      As of December 31, 2005, we had a note receivable of $3,143. This is a note receivable from an entity controlled by our chief operating officer and was repaid in March 2006.

      On January 5, 2006, we issued a revolving note, with an aggregate principal amount of $50,000 to Frank Crivello, who is the majority owner of Farwell Equity Partners II, LLC, which is our majority stockholder. Funds are advanced to us as needed to pay for ongoing operations. This note has a maturity date of June 30, 2006. It has been agreed that the maturity date will extend to December 31, 2006 unless the lender notifies us in writing 30 days prior to the maturity date. This note has an interest rate of 10%. On March 31, 2006, an amendment was issued on this note increasing the aggregate principal amount to $100,000. As of March 31, 2006, the balance on this note was $56,750. Subsequent to March 31, 2006, $3,300 of additional funds have been extended increasing the balance on this note to $60,050 as of April 28, 2006.

      We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months and there can be no assurance that we will ultimately close on the necessary financing. In addition to any third-party financing we may obtain, we currently expect that loans from our stockholders may be a continuing source of liquidity to fund our operations. Accordingly, we will need to seek funding in the near future.

Off-Balance Sheet Arrangements

      The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Concentrations of Credit Risk

      One customer accounted for the total revenue for the three months ended March 31, 2006 and 2005. On June 28, 2005, the Riviera I was lost due to a fire. We are aiding the customer with their insurance claim due to the fire in exchange for a fee of $2,000 per month. This fee is not contingent upon the customer receiving any insurance proceeds, nor were any of the fees outstanding prior to the fire contingent upon the customer receiving any insurance proceeds. Once this claim is complete, the relationship will be re-evaluated.

Revenue Recognition

      The Company recognizes ship management and consulting revenue when earned. At the time of the transaction, the Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction and whether collectibility is reasonably assured. If a significant portion of a fee is due after the normal payment terms, the Company accounts for the fee as not being fixed and determinable. In these cases, the Company recognizes revenue as the fees become due. Where the Company provides a service at a specific point in time and there are no remaining obligations, the Company recognizes revenue upon completion of the service.

ITEM 3 - CONTROLS AND PROCEDURES

      Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reportings and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2006 and (ii) no change in internal controls over financial reporting occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTER SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

      10.1 Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello.

      10.2 First Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello.

      31.1  Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

      31.2  Certification  of the CFO Pursuant to  13a-14(a)  under the Exchange
            Act

      32.1  Certification of the CEO pursuant to 18 U.S.C Section 1350

      32.2  Certification of the CFO pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 MARINE GROWTH VENTURES, INC.



Dated: May 16, 2006              By:  /s/Craig Hodgkins
                                      ------------------------------------
                                         Craig Hodgkins
                                         President and Director
                                         (Principal Executive Officer)


Date: May 16, 2006               By:  /s/Katherine Ostruszka
                                      -----------------------
                                         Katherine Ostruszka
                                         Chief Financial Officer and Controller
                                         (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit Number                    Description

10.1 Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello.

10.2 First Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello.

31.1  Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2  Certification of the CFO Pursuant to 13a-14(a) under the Exchange Act

32.1  Certification of the CEO pursuant to 18 U.S.C Section 1350

32.2  Certification of the CFO pursuant to 18 U.S.C. Section 1350