Form 10QSB
period 2006-06-30
MARINE GROWTH VENTURES INC
filed 2006-08-07
CIK 1334794

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 4, 2006 - 21,739,500 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [_]   No [X]

                          MARINE GROWTH VENTURES, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2006
                                TABLE OF CONTENTS




PART 1    FINANCIAL STATEMENTS                                                 2

Item 1.   Financial Statements                                                 2

          Condensed Consolidated Balance Sheet as of June 30, 2006
            (Unaudited)                                                        2

          Condensed Consolidated Statements of Operations for
            the Three and Six Months Ended June 30, 2006 and 2005
            (Unaudited)                                                        3

          Condensed Consolidated Statements of Cash Flows for
            the Six Months Ended June 30, 2006 and 2005
            (Unaudited)                                                        4

          Notes to Condensed Consolidated Financial Statements
           as of June 30, 2006 (Unaudited)                                     5

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          9

Item 3.   Controls and Procedures                                             12

PART  II  OTHER INFORMATION                                                   13

Item 1.   Legal Proceedings                                                   13

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         13

Item 3.   Defaults Upon Senior Securities                                     13

Item 4.   Submission of Matters to a Vote of Security Holders                 13

Item 5.   Other Information                                                   13

Item 6.   Exhibits                                                            13

SIGNATURES                                                                    14

INDEX TO EXHIBITS                                                             15

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                  MARINE GROWTH VENTURES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                  June 30,
                                                                      2006
                                                               -----------

ASSETS

         CURRENT ASSETS
         Cash                                                  $     4,237
                                                               -----------
              Total Current Assets                                   4,237
                                                               -----------

         FIXED ASSETS, NET                                           1,323
                                                               -----------

         OTHER ASSETS
         Accounting Retainer                                         5,000
         Other Deposits                                              2,181
                                                               -----------
              Total Other Assets                                     7,181
                                                               -----------

         TOTAL ASSETS                                          $    12,741
                                                               ===========

                    LIABILITIES & STOCKHOLDERS' (DEFICIENCY)

         CURRENT LIABILITIES
         Accrued Payroll                                       $   213,665
         Accounts Payable                                           78,401
         Accrued Interest Payable                                    2,593
         Accrued Expenses                                           75,690
         Other Payables                                              3,660
         Note Payable - Stockholder                                100,750
                                                               -----------
              Total Current Liabilities                            474,759
                                                               -----------

COMMITMENTS AND CONTINGENCIES

         STOCKHOLDERS' (DEFICIENCY)
         Preferred Stock, $0.001 par value, 5,000,000
         shares authorized, none issued or outstanding                  --

         Common Stock, $0.001 par value, 100,000,000
         shares authorized, 21,739,500 issued and
         outstanding                                                21,740
         Additional Paid-In Capital                                548,199

         Accumulated Deficit                                    (1,031,957)
                                                               -----------
              Total Stockholders' (Deficiency)                    (462,018)
                                                               -----------

         TOTAL LIABILITIES & STOCKHOLDERS'
         (DEFICIENCY)                                          $    12,741
                                                               ===========

 See Accompanying Notes To Condensed Consolidated Financial Statements

                  MARINE GROWTH VENTURES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                            THREE MONTHS                            SIX MONTHS
                                                ENDED                                  ENDED
                                               JUNE 30,                               JUNE 30,
                                         2006            2005                  2006            2005
                                     ------------    ------------          ------------    ------------
REVENUE
  Ship Management Fees
    and Consulting Revenue           $      6,000    $     43,500          $     12,000    $     93,000
                                     ------------    ------------          ------------    ------------
      Total Revenue                         6,000          43,500                12,000          93,000
                                     ------------    ------------          ------------    ------------

EXPENSES
  Operating                                    --          29,673                    --          46,511
  Selling                                      --              --                    --              80
  General and Administrative              148,181         124,772               324,872         257,264
  Impairment of Goodwill                       --          12,500                    --          12,500
                                     ------------    ------------          ------------    ------------

      Total Expenses                      148,181         166,945               324,872         316,355
                                     ------------    ------------          ------------    ------------


LOSS FROM OPERATIONS                     (142,181)       (123,445)             (312,872)       (223,355)
                                     ------------    ------------          ------------    ------------

OTHER  INCOME(EXPENSE)
  Other Income                                 --          12,886                    --          12,886
  Other (Expense)                          (2,463)         (6,201)               (3,400)        (12,765)
                                     ------------    ------------          ------------    ------------

      Total Other Income (Expense)         (2,463)          6,685                (3,400)            121
                                     ------------    ------------          ------------    ------------


NET LOSS                             $    144,644)   $   (116,760)         $   (316,272)   $   (223,234)
                                     ============    ============          ============    ============

BASIC AND DILUTED LOSS PER
  COMMON SHARE                       $      (0.01)   $      (0.01)         $      (0.01)   $      (0.01)
                                     ============    ============          ============    ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC & DILUTED                      21,739,500      20,100,000            21,739,500      20,100,000
                                     ============    ============          ============    ============




 See Accompanying Notes To Condensed Consolidated Financial Statements

                  MARINE GROWTH VENTURES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    SIX MONTHS
                                                                      ENDED
                                                                     JUNE 30,
                                                                     --------
                                                               2006             2005
                                                            -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                  $  (316,272)   $  (223,234)
    Adjustments To Reconcile Net Loss To Net Cash
      Used In Operating Activities:
      Depreciation                                                  526            157
      Impairment Of Goodwill                                         --         12,500
      Changes In Operating Assets & Liabilities:
      Accounts Receivable                                            --        (14,000)
      Other Assets                                                   --        (72,500)
      Legal Bond                                                 37,500             --
      Accrued Payroll                                           139,645         21,297
      Accounts Payable                                           38,098         44,881
      Accrued Interest Payable                                    2,593          1,538
      Accrued Expenses                                           (6,740)            --
      Deferred Income                                            (2,000)            --
      Other Accounts Payable                                      3,660         (6,252)
                                                            -----------    -----------

    Net Cash Used In Operating Activities                      (102,990)      (235,613)
                                                            -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Advances Made On Loans Receivable                              --         (3,143)
      Proceeds From Repayment of Loans Receivable                 3,143             --
      Advances Made On Notes Receivable                              --        (53,406)
      Proceeds From Repayment Of Loans Receivable                    --        317,136
                                                            -----------    -----------
    Net Cash Provided By Investing Activities                     3,143        260,587
                                                            -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease In Cash Overdraft                                     --         (5,868)
      Proceeds From Note - Other Short Term Borrowing -
        Related Party                                                --         10,000
      Proceeds From Note Payable - Stockholder                  100,750        210,187
      Repayment Of  Note Payable - Stockholder                       --       (240,100)
      Proceeds From Common Stock Subscribed                          --          1,000
                                                            -----------    -----------

      Net Cash Provided By (Used In) Financing Activities       100,750        (24,781)
                                                            -----------    -----------


NET INCREASE IN CASH                                                903            193

CASH, BEGINNING OF PERIOD                                         3,334             --
                                                            -----------    -----------

CASH, END OF PERIOD                                         $     4,237    $       193
                                                            ===========    ===========



 See Accompanying Notes To Condensed Consolidated Financial Statements

        MARINE GROWTH VENTURES, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               AS OF JUNE 30, 2006 (UNAUDITED)

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

         The Company is also currently pursuing opportunities in a new industry referred to as cruise timeshares, which combines traditional real estate timeshares with commercial cruise vacations. Purchasers of cruise timeshares will receive the right to a seven-day cruise each year for up to 15 years aboard a cruise ship to be purchased or managed by the Company.

         In addition, the Company is pursuing other opportunities in the shipping industry.

         Since its inception, the Company has been dependent upon the proceeds of loans from its stockholders and the receipt of capital investments to fund its continuing activities. The Company has incurred operating losses since its inception. The Company expects to incur significant increasing operating losses over the next several years, primarily due to the expansion of its business. There is no assurance that the Company's developmental and marketing efforts will be successful. The Company will continue to require the infusion of capital or loans until operations become profitable. There can be no assurance that the Company will ever achieve any revenues or profitable operations from the sale of its proposed products. The Company is seeking additional capital at this time. During the six months ended June 30, 2006, the Company had a net loss of $316,272 and a negative cash flow from operations of $102,990 and as June 30, 2006, the Company had a working capital deficiency of $470,522 and a stockholders' deficiency of $462,018. As a result of the above, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) Principles of Consolidation

            The accompanying condensed consolidated financial statements include the accounts of Marine Growth Ventures, Inc. and its wholly-owned subsidiaries, Marine Aggregates, Inc. (formally known as Marine Growth Finance, Inc.), Sophlex Ship Management, Inc., Marine Growth Freight, Inc., Marine Growth Charter, Inc. and Gulf Casino Cruises, Inc. All material intercompany accounts and transactions have been eliminated in consolidation. Marine Growth Real Estate, Inc., (an inactive subsidiary) was dissolved on May 11, 2005.

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

         (D) Interim Condensed Consolidated Financial Statements

            The condensed consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years end December 31, 2005 and 2004 appearing in Form SB-2 filed on March 31, 2006.

         (E) Recent Accounting Pronouncements

            No   recent   accounting   pronouncements   affect   the   Company's
            consolidated financial statements.

NOTE 3- RELATED PARTY TRANSACTIONS

         On May 5, 2004, the Company issued a Revolving Secured Note (the "Note") with an aggregate principal amount up to $500,000 to the majority member of the LLC that is the majority owner of the Company. The Note bore interest at 10% per annum and was due on May 31, 2005. Prior to maturity, both parties agreed that the Note would be repaid from funds received from a private placement. In accordance with the terms of the Note, $224,950 of principal and interest was converted into 17,996,000 shares of Common Stock on November 25, 2004. As of December 31, 2004, the principal balance of the Note was $133,781. Additional proceeds of $210,187 were received on the Note and $240,100 of the Note, in conjunction with $9,900 of interest were repaid during the six months ended June 30, 2005. The remaining balance of $103,868 and $3,267 of interest as of June 30, 2005, were repaid in July 2005, when the Private Placement closed.

         On February 8, 2005, a loan of $3,143 with no specific repayment terms was made to an entity controlled by the Chief Operating Officer of the Company. This loan was repaid on March 24, 2006.

         On May 24, 2005, the Chairman of the Board of the Company loaned $10,000 to the Company, with no formal terms of repayment. This amount was converted to common shares as part of the Confidential Offering Memorandum on July 15, 2005.

         On January 5, 2006, the Company issued a revolving note (the "Note"), with an aggregate principal amount of $50,000 to a stockholder, who is also the majority member of the LLC that is the majority owner of the Company. Funds are advanced to the Company, as needed, to pay for ongoing operations. The Note had a maturity date of June 30, 2006. It has been agreed that the maturity date will extend to December 31, 2006 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date. This Note has an interest rate of 10%. On March 31, 2006, an amendment was issued on this note increasing the aggregate principal amount to $100,000.

         On June 20, 2006, a second amendment was issued on this note increasing the aggregate principal amount to $150,000. As of June 30, 2006, the balance on this note is $100,750. Subsequent to June 30, 2006, $13,600 of additional funds have been received increasing the balance on this note to $114,350 as of July 17, 2006.

         The Company utilizes space in Milwaukee, Wisconsin owned by an entity controlled by the Chairman of the Board of Directors. There is currently no charge for the use of this space. The fair market value of this rent is $250 per month.

NOTE 4 - CONCENTRATION OF CREDIT RISK

         One customer accounted for the total revenue for the six months ended June 30, 2006 and 2005 (See Note 7). The Company's customer incurred expenses, which were paid on behalf of the customer by Sophlex Ship Management, Inc., and reimbursed by the customer.

NOTE 5 - FIXED ASSETS

         Fixed assets as of June 30, 2006 consisted of:

                  Office Furniture                   $       1,286
                  Computer Equipment                         1,078
                  Less: Accumulated Depreciation            (1,041)
                                                     --------------

                  Fixed Assets, net                  $       1,323
                                                     =============

         Depreciation expense for the six months ended June 30, 2006 and 2005 amounted to $526 and $157, respectively.

NOTE 6 - LEGAL BOND

         In January 2005, the Company commenced a lawsuit against Royal Pacific (aka Riveria I) for defaulting on its financing agreement with the Company. In 2004, the Company had entered into a promissory note (the "Note") with King Crown International Co. Ltd in which the Company agreed to finance up to $2,000,000 for King Crown's refurbishing of the ship, Riveria I, it purchased to provide tourist services focusing on Taiwan. The Note had a maturity date of September 15, 2006, with an interest rate of 15%. Pursuant to the terms of the Note, the Company agreed to pay amounts owed to third parties by the borrower for repair services and management services in connection with a cruise vessel owned by the borrower and the Company secured this note with the general assets of the borrower's business as well as a first preferred ship's mortgage on the borrower's cruise vessel Riveria I. On December 30, 2004, the Company declared the borrower in breach of the Note for not providing required information or making the required payments under the Note. Due to this breach, the Company arrested the boat in Spain and filed a claim in the United States District Court for the Southern District of Florida to foreclose on the first preferred ship's mortgage that the Company held. A settlement was reached and paid by Riveria I in April 2005. The Company received $328,984 (including interest of $11,848) related to the $263,730 of notes receivable outstanding at December 31, 2004 and additional advances made in 2005 in the amount of $53,406. In February 2005, as part of this lawsuit, the Company was required to post a bond in the amount of $37,500 in order to "arrest" the ship which subsequently sank due to a fire on June 28, 2005 (See Note 7). The bond posted to "arrest" the Riviera I ship was held in a bank account controlled by the Court in the Company's name. After the settlement with Rivera I in April 2005, this bond remained in a Court bank account pending the resolution of disputed attorney's fees. The Company believed its payments of approximately $35,000 in attorney's fees was payment in full and no additional fees were owed, however, a verbal settlement was reached in February 2006 in order to retrieve these funds. Additional legal fees of $17,100 were accrued in 2005 and bank fees of $117 were expensed in February 2006 to reflect this settlement with the release of the bond.

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

         We are also currently pursuing opportunities in a new industry referred to as cruise timeshares, which combines traditional real estate timeshares with commercial cruise vacations. Purchasers of cruise timeshares will receive the right to a seven-day cruise each year for up to 15 years aboard a cruise ship to be purchased or managed by the Company.

         In addition, we are pursuing other opportunities in the shipping industry.

RESULTS OF OPERATIONS

         Since our inception, we have been dependent upon the proceeds of loans from our stockholders and the receipt of capital investment to fund our continuing activities. We have incurred operating losses since our inception. We expect to incur significant increasing operating losses over the next several years, primarily due to the expansion of our business. We will continue to require the infusion of capital until operations become profitable. We had a net loss of $316,272 and a negative cash flow from operations of $102,990 for the six months ended June 30, 2006.

Three Months  Ended June 30, 2006 and 2005:

Revenue: Revenue was $6,000 for the three months ended June 30, 2006 compared to $43,500 earned in the three months ended June 30, 2005. This decrease was a result of the fire on the Riveria I on June 28, 2005. We are aiding the customer with their insurance claim due to the fire in exchange for a fee of $2,000 per month. This fee is not contingent upon the customer receiving any insurance proceeds, nor were any of the fees outstanding prior to the fire contingent upon the customer receiving any insurance proceeds. Once this claim is complete, the relationship will be re-evaluated.

General and Administrative: General and administrative expenses were $148,181 and $124,772 for the three months ended June 30, 2006 and 2005, respectively. General and administrative expenses increased by $23,409 in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, primarily as a result of an increase of $36,305 in professional fees. These fees were incurred to complete an SB2 and audited financial statements.

Impairment of Goodwill: Goodwill that had been recognized as a result of the acquisition of Sophlex in September 2004 was impaired in June 2005 due to the fire on Rivera I and was expensed accordingly.

Operating Expenses: Operating expenses were $0 for the three months ended June 30, 2006 compared to $29,673 for the three months ended June 30, 2005. This decrease was due to the loss of our sole customer's ship the Riveria I on June 28, 2005.

Other Income: Other income was $0 and $12,886 for the three months ended June 30, 2006 and 2005, respectively. This change was primarily due to interest income totaling $11,894 on the note and settlement with Riveria I.

Other (Expenses): Other expenses were $2,463 and $6,201 for the three months ended June 30, 2006 and 2005, respectively. For the three months ended June 30, 2006, bank fees were $6, finance charges were $459, and interest expense was $1,998. For the three months ended June 30, 2005, bank fees were $363, interest expense was $4,750, debt forgiveness was $931, and depreciation was $157.

Net Loss: Net loss before income taxes was $144,644 and $116,760 for the three months ended June 30, 2006 and 2005, respectively. The increase in net loss is attributed to the loss of revenue incurred due to the fire on the Rivera I and the expenses incurred in bringing the Company public.

Six  Months  Ended June 30, 2006 and 2005:

Revenue: Revenue was $12,000 for the six months ended June, 2006 compared to $93,000 earned in the six months ended June 30, 2005. This decrease was a result of the fire on the Riveria I on June 28, 2005. We are aiding the customer with their insurance claim due to the fire in exchange for a fee of $2,000 per month. This fee is not contingent upon the customer receiving any insurance proceeds, nor were any of the fees outstanding prior to the fire contingent upon the customer receiving any insurance proceeds. Once this claim is complete, the relationship will be re-evaluated.

General and Administrative: General and administrative expenses were $324,872 and $257,264 for the six months ended June 30, 2006 and 2005, respectively. General and administrative expenses increased by $67,608 in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, primarily as a result of an increase of $87,718 in professional fees. These fees were incurred to complete an SB2 and audited financial statements.

Impairment of Goodwill: Goodwill that had been recognized as a result of the acquisition of Sophlex in September 2004 was impaired in June 2005 due to the fire on Rivera I and was expensed accordingly.

Operating Expenses: Operating expenses were $0 for the six months ended June 30, 2006 compared to $46,511 for the six months ended June 30, 2005. This decrease was due to the loss of our sole customer's ship the Riveria I on June 28, 2005.

Other Income: Other income was $0 and $12,886 for the six months ended June 30, 2006 and 2005, respectively. This change was primarily due to interest income totaling $11,894 on the note and settlement with Riveria I.

Other (Expenses): Other expenses totaled $3,400 and $12,765 for the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006, bank fees were $196, finance charges were $611, and interest expense was $2,593. For the six months ended June 30, 2005, bank fees were $850, finance charges were $228, interest expense was $10,599, debt forgiveness was $931, and depreciation was $157.

Net Loss: Net loss before income taxes was $316,272 and $223,234 for the six months ended June 30, 2006 and 2005, respectively. The increase in net loss is attributed to the loss of revenue incurred due to the fire on the Rivera I and the expenses incurred in bringing the Company public.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 2006, we had a negative cash flow from operations of $102,990 compared to a negative cash flow of $235,613 for the six months ended June 30, 2005, an increase of $132,623. Since inception, we have been dependent upon proceeds of loans from our stockholders and receipt of capital investment to fund our continuing activities.

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

         As of December 31, 2005, we had a note receivable of $3,143. This was a note receivable from an entity controlled by our chief operating officer and was repaid in March 2006.

         On January 5, 2006, we issued a revolving note, with an aggregate principal amount of $50,000 to Frank Crivello, who is the majority owner of Farwell Equity Partners II, LLC, which is our majority stockholder. Funds are advanced to us as needed to pay for ongoing operations. This note had a maturity date of June 30, 2006. It has been agreed that the maturity date will extend to December 31, 2006 unless the lender notifies us in writing 30 days prior to the maturity date. This note has an interest rate of 10%. On March 31, 2006, an amendment was issued on this note increasing the aggregate principal amount to $100,000. On June 20, 2006, a second amendment was issued on this note increasing the aggregate principal amount to $150,000. As of June 30, 2006, the balance on this note was $100,750. Subsequent to June 30, 2006, $13,600 of additional funds have been received increasing the balance on this note to $114,350 as of July 17, 2006.

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

         Our independent auditors have issued a going concern paragraph in their opinion on our consolidated financial statements for the year ended December 31, 2005 that is included in our Form SB-2 that states there is a substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding as well as market and sell our various products.

OFF-BALANCE SHEET ARRANGEMENTS

         The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES

Concentrations of Credit Risk

         One customer accounted for the total revenue for the six months ended June 30, 2006 and 2005. On June 28, 2005, the Riviera I was lost due to a fire. We are aiding the customer with their insurance claim due to the fire in exchange for a fee of $2,000 per month. This fee is not contingent upon the customer receiving any insurance proceeds, nor were any of the fees outstanding prior to the fire contingent upon the customer receiving any insurance proceeds. Once this claim is complete, the relationship will be re-evaluated.

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

ITEM 3 - CONTROLS AND PROCEDURES

         Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reportings and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2006 and (ii) no change in internal controls over financial reporting occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTER SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

On January 5, 2006, the Company issued a revolving note (the "Note"), with an aggregate principal amount of $50,000 to a stockholder, who is also the majority member of the LLC that is the majority owner of the Company. Funds are advanced to the Company, as needed, to pay for ongoing operations. The Note had a maturity date of June 30, 2006. It has been agreed that the maturity date will extend to December 31, 2006 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date. This Note has an interest rate of 10%. On March 31, 2006, an amendment was issued on this note increasing the aggregate principal amount to $100,000.

On June 20, 2006, a second amendment was issued on this note increasing the aggregate principal amount to $150,000.

ITEM 6 - EXHIBITS

      10.1 Second Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello

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



                                      MARINE GROWTH VENTURES, INC.



Dated: August 7, 2006                 By: /s/ Craig Hodgkins
                                          ----------------------------
                                          Craig Hodgkins
                                          President and Director
                                          (Principal Executive Officer)


Date: August 7, 2006                  By: /s/ Katherine Ostruszka
                                          ----------------------------
                                          Katherine Ostruszka
                                          Chief Financial Officer and Controller
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit
Number                              Description

10.1 Second Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello.

31.1  Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2  Certification of the CFO Pursuant to 13a-14(a) under the Exchange Act

32.1  Certification of the CEO pursuant to 18 U.S.C Section 1350

32.2  Certification of the CFO pursuant to 18 U.S.C. Section 1350