Form 10QSB
period 2006-09-30
MARINE GROWTH VENTURES INC
filed 2006-11-14
CIK 1334794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2006 - 21,739,500 shares of common stock
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

MARINE GROWTH VENTURES, INC.
FORM 10-QSB
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Marine Growth Ventures, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)

September 30, 2006

ASSETS

CURRENT ASSETS
Cash	$209,702
Total Current Assets	209,702

FIXED ASSETS, NET	1,422

OTHER ASSETS
Accounting Retainer	5,000
Other Deposits	4,181
Total Other Assets	9,181

TOTAL ASSETS	$220,305

LIABILITIES & STOCKHOLDERS’ (DEFICIENCY

CURRENT LIABILITIES
Accrued Payroll	$294,403
Accounts Payable	84,017
Accrued Interest Payable	5,666
Accrued Expenses	104,891
Other Payables	203,570
Note Payable – Stockholder	137,450
Total Current Liabilities	829,997

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIENCY)
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued or outstanding Common Stock, $0.001 par value, 100,000,000 shares authorized, 21,739,500 issued and outstanding	21,740
Additional Paid-In Capital	548,199
Accumulated Deficit	(1,179,631)
Total Stockholders’ (Deficiency)	(609,692)

TOTAL LIABILITIES & STOCKHOLDERS’ (DEFICIENCY)	$ 220,305

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUE
Ship Management Fees
and Consulting Revenue	$6,000	$19,000	$18,000	$112,000
Total Revenue	6,000	19,000	18,000	112,000

EXPENSES
Operating	—	—	—	46,511
Selling	—	630	—	710
General and Administrative	150,141	246,296	475,013	503,560
Impairment of Goodwill	—	—	—	12,500
Total Expenses	150,141	246,926	475,013	563,281

LOSS FROM OPERATIONS	(144,141)	(227,926)	(457,013)	(451,281)

OTHER INCOME(EXPENSE)
Other Income	—	—	—	12,886
Other (Expense)	(3,534)	(1,396)	(6,934)	(14,161)
Total Other Income (Expense)	(3,534)	(1,396)	(6,934)	(1,275)

NET LOSS	$(147,675)	$(229,322)	$(463,947)	$(452,556)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average number of common shares outstanding – basic & diluted	21,739,500	21,483,643	21,739,500	20,562,910

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months
	Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(463,947)	$(452,556)
Adjustments To Reconcile Net Loss To Net Cash
Used In Operating Activities:
Depreciation	427	279
Impairment Of Goodwill	—	12,500
Changes In Operating Assets & Liabilities:
Accounts Receivable	—	(20,774)
Other Assets	(2,000)	(42,500)
Legal Bond	37,500	—
Accrued Payroll	220,384	2,271
Accounts Payable	43,714	30,080
Accrued Interest Payable	5,666	(1,126)
Accrued Expenses	22,461	50,000
Deferred Income	(2,000)	—
Other Payable	3,660	(9,729)
Net Cash (Used In) Operating Activities	(134,135)	(431,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase Of Fixed Assets	—	(1,078)
Advances Made On Loans Receivable	—	(3,143)
Proceeds From Repayment Of Loans Receivable	3,143	6,000
Advances Made On Notes Receivable	—	(53,406)
Proceeds From Repayment Of Notes Receivable	—	317,136
Net Cash Provided By Investing Activities	3,143	260,509

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease In Cash Overdraft	—	(5,868)
Proceeds From Insurance Company To Be Distributed	199,910	—
Proceeds From Note Payable – Stockholder	137,450	210,185
Repayment Of Note Payable – Stockholder	—	(343,966)
Proceeds From Common Stock Subscribed	—	1,250
Proceeds From Common Stock Issued	—	1,640
Proceeds From Additional Paid In Capital	—	313,759
Net Cash Provided By Financing Activities	337,360	177,000

NET INCREASE IN CASH	206,368	10,954

CASH, BEGINNING OF PERIOD	3,334	—

CASH, END OF PERIOD	$209,702	$10,954

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of September 30, 2006 (Unaudited)

Note 1 - Organization and Operations and Going Concern

Marine Growth Ventures, Inc. (“MGV”) was formed and incorporated in the state of Delaware on November 6, 2003. MGV is a holding company that conducts its operations primarily through a wholly-owned subsidiary, Sophlex Ship Management, Inc. (“Sophlex”). MGV, Sophlex and MGV’s other subsidiaries are referred to collectively herein as the “Company”.

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

Since its inception, the Company has been dependent upon the proceeds of loans from its stockholders and the receipt of capital investments to fund its continuing activities. The Company has incurred operating losses since its inception. The Company expects to incur significant increasing operating losses over the next several years, primarily due to the expansion of its business. There is no assurance that the Company’s developmental and marketing efforts will be successful. The Company will continue to require the infusion of capital or loans until operations become profitable. There can be no assurance that the Company will ever achieve any revenues or profitable operations from the sale of its proposed products. The Company is seeking additional capital at this time. During the nine months ended September 30, 2006, the Company had a net loss of $463,947 and a negative cash flow from operations of $134,135 and as of September 30, 2006, the Company had a working capital deficiency of $620,295 and a stockholders’ deficiency of $609,692. As a result of the above, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(D)	Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years end December 31, 2005 and 2004 appearing in Form SB-2 filed on March 31, 2006.

(E)	Recent Accounting Pronouncements

No recent accounting pronouncements affect the Company’s consolidated financial statements.

Note 3- Related Party Transactions

On May 5, 2004, the Company issued a Revolving Secured Note (the “Note”) with an aggregate principal amount up to $500,000 to the majority member of the LLC that is the majority owner of the Company. The Note bore interest at 10% per annum and was due on May 31, 2005. Prior to maturity, both parties agreed that the Note would be repaid from funds received from a private placement. In accordance with the terms of the Note, $224,950 of principal and interest was converted into 17,996,000 shares of Common Stock on November 25, 2004. As of December 31, 2004, the principal balance of the Note was $133,781. Additional proceeds of $210,187 were received on the Note and $240,100 of the Note, in conjunction with $9,900 of interest were repaid during the six months ended June 30, 2005. The remaining balance of $103,868 and $3,267 of interest as of June 30, 2005, were repaid in July 2005, when the Private Placement closed.

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

On January 5, 2006, the Company issued a revolving note (the “Note”), with an aggregate principal amount of $50,000 to a stockholder, who is also the majority member of the LLC that is the majority owner of the Company. Funds are advanced to the Company, as needed, to pay for ongoing operations. The Note had a maturity date of June 30, 2006. It has been agreed that the maturity date will extend to December 31, 2006 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date. This Note has an interest rate of 10%. On March 31, 2006, an amendment was issued on this note increasing the aggregate principal amount to $100,000.

On June 20, 2006, a second amendment was issued on this note increasing the aggregate principal amount to $150,000. As of September 30, 2006, the balance on this note is $137,450. Subsequent to September 30, 2006 an additional amendment was issued increasing the aggregate principal amount to $200,000. The balance on this note is $154,450 as of October 11, 2006. (See Note 8.)

The Company utilizes space in Milwaukee, Wisconsin owned by an entity controlled by the Chairman of the Board of Directors. There is currently no charge for the use of this space. The fair market value of this rent is $250 per month.

Note 4 - Concentration of Credit Risk

One customer accounted for the total revenue for the nine months ended September 30, 2006 and 2005 (See Note 7).  The Company’s customer incurred expenses, which were paid on behalf of the customer by Sophlex Ship Management, Inc., and reimbursed by the customer.

Note 5 - Fixed Assets

Fixed assets as of September 30, 2006 consisted of:

Office Furniture	$1,286
Computer Equipment	1,078
Less: Accumulated Depreciation	(942)

Fixed Assets, net	$1,422

Depreciation expense for the nine months ended September 30, 2006 and 2005 amounted to $427 and $279, respectively.

Note 6 - Legal Bond

In January 2005, the Company commenced a lawsuit against Royal Pacific (aka Riveria I) for defaulting on its financing agreement with the Company. In 2004, the Company had entered into a promissory note (the “Note”) with King Crown International Co. Ltd in which the Company agreed to finance up to $2,000,000 for King Crown’s refurbishing of the ship, Riveria I, it purchased to provide tourist services focusing on Taiwan. The Note had a maturity date of September 15, 2006, with an interest rate of 15%. Pursuant to the terms of the Note, the Company agreed to pay amounts owed to third parties by the borrower for repair services and management services in connection with a cruise vessel owned by the borrower and the Company secured this note with the general assets of the borrower’s business as well as a first preferred ship’s mortgage on the borrower’s cruise vessel Riveria I. On December 30, 2004, the Company declared the borrower in breach of the Note for not providing required information or making the required payments under the Note. Due to this breach, the Company arrested the boat in Spain and filed a claim in the United States District Court for the Southern District of Florida to foreclose on the first preferred ship’s mortgage that the Company held. A settlement was reached and paid by Riveria I in April 2005. The Company received $328,984 (including interest of $11,848) related to the $263,730 of notes receivable outstanding at December 31, 2004 and additional advances made in 2005 in the amount of $53,406. In February 2005, as part of this lawsuit, the Company was required to post a bond in the amount of $37,500 in order to “arrest” the ship which subsequently sank due to a fire on June 28, 2005 (See Note 7). The bond posted to “arrest” the Riviera I ship was held in a bank account controlled by the Court in the Company’s name. After the settlement with Rivera I in April 2005, this bond remained in a Court bank account pending the resolution of disputed attorney’s fees. The Company believed its payments of approximately $35,000 in attorney’s fees was payment in full and no additional fees were owed, however, a verbal settlement was reached in February 2006 in order to retrieve these funds. Additional legal fees of $17,100 were accrued in 2005 and bank fees of $117 were expensed in February 2006 to reflect this settlement with the release of the bond.

Note 7 - Riveria I

The Company’s sole customer’s ship, Riveria I, was destroyed by a fire on June 28, 2005. The Company’s sole customer is currently pursuing an insurance claim from the loss of its ship. The Company is aiding the customer with this insurance claim for a fee of $2,000 per month. This fee is not contingent upon the customer receiving any insurance proceeds, nor were any of the fees outstanding prior to the fire contingent upon the customer receiving any insurance proceeds. On September 27, 2006 insurance proceeds of $205,957 were received from the insurance company.  Of this proceeds $6,046 went towards the outstanding receivable Riveria I had with Sophlex, leaving a balance of $199,910 as of September 30, 2006, which is included in Other Payables. On October 5, the remaining proceeds were distributed to the required parties including $183,630 to the owner of the Riveria I, $14,136 to crew members for pay and for the loss of personal belongings when the ship was lost, and $2,144 to Sophlex ($2,000 for the October management fee and $144 for bank fees).  This claim is not yet complete. There is a percentage of the claim still outstanding which is expected to be completed within the next month or two.   Once this claim is complete, the Company will no longer receive the fee of $2,000 per month.

Note 8 - Subsequent Events

On October 6, 2006, a third amendment was issued on the revolving note increasing the aggregate principal amount to $200,000 The balance on this note is $154,450 as of October 11, 2006. (See Note 3.)

Item 2 - Management’s Discussion and Analysis

Forward-Looking Statements

This Quarterly Report of From 10-QSB, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

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

Background

We were formed and incorporated in the state of Delaware on November 6, 2003. We are a holding company and conduct our current operations solely through a wholly-owned subsidiary, Sophlex Ship Management, Inc. (“Sophlex”).

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

Results of Operations

Since our inception, we have been dependent upon the proceeds of loans from our stockholders and the receipt of capital investment to fund our continuing activities. We have incurred operating losses since our inception. We expect to incur significant increasing operating losses over the next several years, primarily due to the expansion of our business. We will continue to require the infusion of capital until operations become profitable. We had a net loss of $463,947 and a negative cash flow from operations of $134,135 for the nine months ended September 30, 2006.

Three Months Ended September 30, 2006 and 2005:

Revenue: Revenue was $6,000 for the three months ended September 30, 2006 compared to $19,000 earned in the three months ended September 30, 2005. This decrease was a result of the fire on the Riveria I on June 28, 2005. We are aiding the customer with their insurance claim due to the fire in exchange for a fee of $2,000 per month. This fee is not contingent upon the customer receiving any insurance proceeds, nor were any of the fees outstanding prior to the fire contingent upon the customer receiving any insurance proceeds. On September 27, 2006 insurance proceeds of $205,957 were received from the insurance company.   Of this proceeds $6,047 went towards the outstanding receivable Riveria I had with Sophlex, leaving a balance of $199,910 as of September 30, 2006, which is included in Other Payables.   On October 5, the remaining proceeds were distributed to the required parties including $183,630 to the owner of the Riveria I, $14,136 to crew members for pay and for the loss of personal belongings when the ship was lost, and $2,144 to Sophlex ($2,000 for the October management fee and $144 for bank fees). This claim is not yet complete.   There is a percentage of the claim still outstanding which is expected to be completed within the next month or two.   Once this claim is complete, the Company will no longer receive the fee of $2,000 per month.

General and Administrative: General and administrative expenses were $150,141 and $246,296 for the three months ended September 30, 2006 and 2005, respectively. General and administrative expenses decreased by $96,155 in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, primarily as a result of an decrease of $81,971 in professional fees and $6,918 in payroll expenses. These fees decreased due to advanced stage of the SB2 work and audited financial statements

Other (Expenses): Other expenses were $3,534 and $1,396 for the three months ended September 30, 2006 and 2005, respectively. For the three months ended September 30, 2006, bank fees were $44, finance charges were $418, and interest expense was $3,073. For the three months ended September 30, 2005, bank fees were $194, interest expense was $603, finance charges were $478, and depreciation was $122.

Net Loss: Net loss before income taxes was $147,675 and $229,322 for the three months ended September 30, 2006 and 2005, respectively. The continued net loss is attributed to the loss of revenue incurred due to the fire on the Rivera I and the expenses incurred in bringing the Company public. The decrease in the amount of the net loss is due to the decrease the advanced stage of the SB2 work and audited financial statements.

Nine Months Ended September 30, 2006 and 2005:

Revenue: Revenue was $18,000 for the nine months ended September 30, 2006 compared to $112,000 earned in the nine months ended September 30, 2005. This decrease was a result of the fire on the Riveria I on June 28, 2005. We are aiding the customer with their insurance claim due to the fire in exchange for a fee of $2,000 per month. This fee is not contingent upon the customer receiving any insurance proceeds, nor were any of the fees outstanding prior to the fire contingent upon the customer receiving any insurance proceeds. On September 27, 2006 insurance proceeds of $205,957 were received from the insurance company.   Of this proceeds $6,047 went towards the outstanding receivable Riveria I had with Sophlex, leaving a balance of $199,910 as of September 30, 2006, which is included in Other Payables.   On October 5, the remaining proceeds were distributed to the required parties including $183,630 to the owner of the Riveria I, $14,136 to crew members for pay and for the loss of personal belongings when the ship was lost, and $2,144 to Sophlex ($2,000 for the October management fee and $144 for bank fees). This claim is not yet complete.   There is a percentage of the claim still outstanding which is expected to be completed within the next month or two.   Once this claim is complete, the Company will no longer receive the fee of $2,000 per month.

General and Administrative: General and administrative expenses were $475,013 and $503,560 for the nine months ended September 30, 2006 and 2005, respectively. General and administrative expenses decreased by $28,547 in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, primarily as a result of an decrease of $5,687 in consulting fees, $6,023 in payroll expenses, $9,470 in travel, $2,356 in taxes and licenses, $4,722 in office expenses and $3,943 in postage and delivery. These fees were decreased due to the advanced state of the SB2 work and audited financial statements.

Impairment of Goodwill: Goodwill that had been recognized as a result of the acquisition of Sophlex in September 2004 was impaired in June 2005 due to the fire on Rivera I and was expensed accordingly.

Operating Expenses: Operating expenses were $0 for the nine months ended September 30, 2006 compared to $46,511 for the nine months ended September 30, 2005. This decrease was due to the loss of our sole customer’s ship the Riveria I on June 28, 2005.

Other Income: Other income was $0 and $12,886 for the nine months ended September 30, 2006 and 2005, respectively. This change was primarily due to interest income totaling $11,894 on the note and settlement with Riveria I.

Other (Expenses): Other expenses totaled $6,934 and $14,161 for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006, bank fees were $239, finance charges were $1,029, and interest expense was $5,666. For the nine months ended September 30, 2005, bank fees were $1,044, finance charges were $704, interest expense was $11,203, debt forgiveness was $931, and depreciation was $279.

Net Loss: Net loss before income taxes was $463,947 and $452,556 for the nine months ended September 30, 2006 and 2005, respectively. The continued net loss is attributed to the loss of revenue incurred due to the fire on the Rivera I and the expenses incurred in bringing the Company public.

Liquidity and Capital Resources

For the nine months ended September 30, 2006, we had a negative cash flow from operations of $134,135 compared to a negative cash flow of $431,555 for the nine months ended September 30, 2005, a decrease of $297,420. Since inception, we have been dependent upon proceeds of loans from our stockholders and receipt of capital investment to fund our continuing activities.

The Company’s sole customer’s ship, Riveria I, was destroyed by a fire on June 28, 2005. The Rivera I is currently pursuing an insurance claim from the loss of its ship. The Company is aiding the customer with this insurance claim for a fee of $2,000 per month. This fee is not contingent upon the customer receiving any insurance proceeds, nor were any of the fees outstanding prior to the fire contingent upon the customer receiving any insurance proceeds. Once this claim is complete, the relationship will be re-evaluated.

As of December 31, 2005, we had a note receivable of $3,143. This was a note receivable from an entity controlled by our chief operating officer and was repaid in March 2006.

On January 5, 2006, we issued a revolving note, with an aggregate principal amount of $50,000 to Frank Crivello, who is the majority owner of Farwell Equity Partners II, LLC, which is our majority stockholder. Funds are advanced to us as needed to pay for ongoing operations. This note had a maturity date of June 30, 2006. It has been agreed that the maturity date will extend to December 31, 2006 unless the lender notifies us in writing 30 days prior to the maturity date. This note has an interest rate of 10%. On March 31, 2006, an amendment was issued on this note increasing the aggregate principal amount to $100,000. On June 20, 2006, a second amendment was issued on this note increasing the aggregate principal amount to $150,000. As of September 30, 2006, the balance on this note was $137,450. On October 6, 2006, a third amendment was issued on the this note increasing the aggregate principal amount to $200,000. The balance on this note is $154,450 as of October 11, 2006. (See Note 3.)

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

ITEM 3 - CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reportings and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2006 and (ii) no change in internal controls over financial reporting occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

MARINE GROWTH VENTURES, INC.

Dated: November 14, 2006	By:	/s/ Craig Hodgkins
Craig Hodgkins
President and Director (Principal Executive Officer)

Date: November 14, 2006	By:	/s/ Katherine Ostruszka
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