Form 10KSB
period 2006-12-31
MARINE GROWTH VENTURES INC
filed 2007-03-22
CIK 1334794

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2006

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

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The Issuer's revenues for the year ending December 31, 2006 were $20,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of March 22, 2006, there is currently no public trading market for our common stock.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 16, 2007 - 21,739,500 shares of common stock

                          MARINE GROWTH VENTURES, INC.
                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
                                TABLE OF CONTENTS
                                     PART I

Item 1.      Description of Business                                           4

Item 2.      Description of Property                                          14

Item 3.      Legal Proceedings                                                14

Item 4.      Submission of Matters to a Vote of Security Holders              14

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters         14

Item 6.      Management's Discussion and Analysis or Plan of Operations       15

Item 7.      Financial Statements                                             19

             Consolidated Balance Sheet as of  December 31, 2006             F-2

             Consolidated Statements of Operations for the Years  Ended
               December 31, 2006 and 2005                                    F-3

             Consolidated Statements of Cash Flows for the Years Ended
                December  31, 2006 and 2005                                  F-4

             Notes to Consolidated Financial Statements as of
               December 31, 2006                                           F6-15

Item 8.      Changes In and Disagreements with Accountants on Accounting
               and Financial Disclosure                                       21

Item 8A.     Controls and Procedures                                          21

Item 8B.     Other Information                                                21

PART III

Item 9.      Directors and Executive Officers of Marine Growth Ventures, Inc. 21

Item 10.     Executive Compensation                                           23

Item 11.     Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                     24

Item 12.     Certain Relationships and Related Transactions                   25

Item 13.     Exhibits                                                         26

Item 14.     Principal Accountant Fees and Services                           26

SIGNATURES                                                                    27
INDEX  TO EXHIBITS                                                            28

                                     PART I

Item  1. Description of Business

Forward-Looking Statements

      The information in this report contains forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as "believes," "estimates," "could," "possibly," "probably," anticipates," "projects," "expects," "may," "will," or "should" or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

Organizational History

      We are a specialized holding company engaged in various marine industry operations. Our current primary operation, conducted through our wholly owned subsidiary, Sophlex Ship Management, Inc., is providing ship crewing and management services to vessel owners and operators in the United States and abroad. In addition, through our other wholly owned subsidiaries we are attempting to provide financing to businesses in the marine industry, ship crewing and management services to vessel owners and operators in the United States and abroad, and we are in the process of entering into a new industry involving the sale of timeshare opportunities on cruise ships, similar to real estate timeshares. Our website address is http://www.marinegrowthventures.com.

Overview of Business

      We had no significant business operations, until our acquisition of Sophlex Ship Management, Inc. on September 1, 2004 in exchange for 1,000,000 shares of our common stock. Sophlex Ship Management, Inc., which was founded in 1999, provides ship crewing and management services to vessel owners and operators in the United States and abroad. Capt. Timothy Levensaler, our Chief Operating Officer, was the founder and the sole shareholder of Sophlex Ship Management, Inc. prior to its acquisition by us.

      We are also currently pursuing opportunities in a new industry referred to as cruise timeshares, which combines traditional real estate timeshares with commercial cruise vacations. Purchasers of cruise timeshares will receive the right to a seven-day cruise each year for up to 15 years aboard a cruise ship which we are looking to purchase. However, we intend to continuing providing ship crewing and management services in addition to our cruise timeshare operation.

Crewing and Management Services

      Currently our primary business is to provide ship crewing and management services to vessel owners and operators in the United States and abroad.
Although as of the date hereof we are not providing such services to any vessels, we have provided ship crewing and management services to eight different vessels since 1998. These services are provided by our wholly-owned subsidiary Sophlex Ship Management, Inc., which is an International Safety Management Code certified company holding a Document of Compliance issued by the American Bureau of Shipping to operate vessels worldwide. This certification authorizes us to operate any ship anywhere in the world. A DOC (Certificate of Compliance) is applied for and is held for in each country in which the ship is under its Flag.

      Our crewing services consist of supplying sea staff to our clients. To ensure the qualifications of the staff a prerequisite to hiring our crew is to check that each of the crew members has all the required regulatory training and certificates. Generally we provide crews for ships that we manage, but we also provide crews to vessels operated by other entities, for which we do not provide management services, upon request. When providing crew services we generally charge a fee for each crew member provided. We usually obtain management customers who come to us either in the process of purchasing a ship or shopping for a ship. We assist the customers in this process, which usually requires our inspection of the ship. Once the purchase is made we can provide a crew to deliver the ship to the buyer's location anywhere in the world. Once the ship is delivered our goal is to try to be retained to provide continuing management services for the vessel.

      In order to be able to provide crewmembers, we maintain relationships with employment agencies in the Philipines, Ukraine, Honduras and Mexico and currently have an agreement with an agency in China. These agencies provide highly qualified and licensed marine crew at all skill levels, many of whom have experience in operating both United States and foreign flag vessels. We are therefore able to deploy qualified, responsible crew to our clients' operations on an expedited basis. These agencies are compensated for their services by either charging the crew member a fee that is paid up front or garnished from future wages, by charging us a monthly fee ranging from $25 to $50 per employee or by charging us an upfront fixed free which ranges from $100 to $300 per employee contract.

      In addition to the provision of crew services, we provide our clients with general management services including the following:

      o purchasing new vessels or second-hand vessels (we have assisted in the purchase of two vessels);
      o vessel maintenance ensuring compliance with all safety and environmental rules and procedures (we have assisted in ensuring compliance with all safety and environmental rules and procedures of four vessels);
      o shipyard supervision of new vessels and conversion projects (we have assisted in three conversion projects);
      o assist in devising and obtaining optimal insurance coverage and management of insurance related matters (we have assisted in two insurance programs); and
      o assist in arranging for client's financing needs (assisted in one financing package).

      These   functions  are  supported  by  onboard  and  onshore  systems  for maintenance, inventory, purchasing and budget management.

      In providing management services, we normally enter into agreements to provide complete vessel management services for a period of two to three years. However, depending upon the specific needs of the client we may enter into short-term agreements to provide specific management services, which to date we have not done. For example, we have or could assist a client for the specific purpose of purchasing a vessel, without providing any additional management services.

      In connection with our management services, we often provides technical personnel for a wide range of inspection services, such as feasibility, pre-sale condition, pre-scrapping condition, estimate of work or shipyard package. These services may lead to a contract for us to convert the ship and ultimately provide long-term management services for the ship. Generally these services requires us to identify a ship for the customers needs and determine the suitability of the vessel for proposed project and the pre-sale condition of the vessel. The term "pre-sale condition" refers to the condition of the vessel before an offer or any negotiation is done with respect to a vessel, while "pre-scrapping condition" refers to the condition and general value the ship will have at the end of its usable life. To convert a ship means to change the ships useful purpose from it intended original purpose. For example, a ferry designed to transport cars and trucks can be converted into a casino ship by putting a casino into the former car deck area. This form of conversion requires ship management expertise to ensure that the converted vessel obtains all proper certification, which allow it to operate safely and legally.

      In addition, we have a record of available ships and an ability to locate additional ships. Therefore when potential customers contact us seeking a vessel, after ascertaining the type of vessel being sought we are able to assist the customer in obtaining a vessel that suits their needs by identifying and inspecting an appropriate vessel. We will use these contacts as leads so we can provide conversion management and financing services. Conversion management means we will (1) suggest initial design changes to make a ship suitable for its proposed use, (2) prepare a specification for ship yard conversion, (3) mange the specification during ship yard conversion, and (4) deliver the final vessel to the customer.

      We also provide "Custodial Services." When a ship is confiscated for any number of reasons, we work with local Maritime lawyers to obtain a contract to "hold" the ship for the Federal Court. This refers to a Federal "custodian" service. When a ship gets "arrested" for any reason (most commonly it is non payment of bills for goods and services) the vendor or a group of vendors can apply to the Federal Court to "arrest the vessel." With this application they must propose a custodian for the vessel. The custodian takes possession of the vessel and preserves and protects it for the Federal Marshall while the court proceeding is completed. This can take anywhere from days to years. These contracts generally last from a few hours to one to two years depending on the case. Since daily rates charged for Custodial Services are senior to all other creditors liens we are generally assured of payment.

Financing Services

We have begun providing financing solutions to companies involved in the marine industry. Due to the nature of the assets of vessel owners, obtaining adequate financing in the marine industry can often be challenging. Through our experience we are able to work with the companies in arranging for the financing that they need. So far we have issued a note for up to $2,000,000 in financing for a borrower that needed to repair a cruise vessel purchased to provide tourist services focusing on Taiwan. We obtained initial funds to provide this financing through a Revolving Secured Note, with an aggregate principal amount of up to $500,000, loaned to us by Frank Crivello. We then secured this financing with the general assets of the borrower's business as well as a first preferred ship's mortgage on the cruise vessel purchased by the borrower. However we only advanced $411,165.66 to the borrower before the borrower defaulted on this financing arrangement.. On December 30, 2004, the Company declared the borrower in breach of the Note for not providing required information or making the required payments under the Note. In January 2005, the Company commenced a lawsuit against Royal Pacific (aka Riveria I) for defaulting on its financing agreement with the Company. The Company arrested the boat in Spain and filed a claim in the United States District Court for the Southern District of Florida to foreclose on the first preferred ship's mortgage that the Company held. A settlement was reached and paid by Riveria I in April 2005.

      We anticipate generating financing revenue in the following ways:

      o Loan Origination Fees - This is a fee for originating a loan. We may simultaneously, or at a later date, sell the loan to a third-party, or sell participation interests in the loan.
      o Loan Placement Fees - This is a fee for arranging financing to be funded by a third party.
      o Loan Servicing Fees - This is a fee for servicing/monitoring the loan provided by a third party on a monthly basis.
      o Rate Arbitrage Income - This is the income derived from the difference between our borrowing costs, and the interest rate charged to the borrower.
      o Credit Enhancement Fees - This is a fee for providing a guarantee or additional collateral to a third-party's loan.

Cruise Timeshares

      We are in the process of entering into a new innovative industry involving the sale of timeshare opportunities on cruise ships, similar to real estate timeshares. While timesharing of vacation real estate is a growing industry we believe, after doing extensive research, that only one other company, Cruise Timeshare Two, Inc., currently markets and sells timeshares on an existing cruise vessel. We have reached an agreement in principle with the principals of Cruise Timeshare Two, Inc. to provide us with marketing and sales broker services, but we have not signed a formal agreement and do not intend to sign a formal agreement until an appropriate vessel has been located and we have obtained sufficient funding.

Industry Overview

      Timesharing of real estate properties is, and has been, a successful method of individual ownership and use of vacation properties for a designated time period each year. An individual initially purchases the timeshare allocation and management, operating, maintenance and other expenses are generally divided amongst all of the timeshare purchasers of the designated real estate who pay a related annual fee for such expenses. During the last decade the worldwide timeshare industry has experienced significant growth and recent average sales have increased by about 7.6% per year (source: American Resorts Development Association).

      Cruises are the fastest growing segment of the multi-billion dollar travel industry, fed by fresh interest, a substantial increase of new ships, considerable advertising and increasing number of repeat customers and referral clients. The average rate of growth in the North American cruise market for 23 years is over 8.1%, which is greater than any other leisure vacation category (source: Cruise Line International Association). Even during poor economic conditions and when business travel has been down cruise sales have remained relatively strong, with approximately 85% of cruise customers reporting overall satisfaction (source: Cruise Line International Association).

Our Solution

      The cruise timeshare concept is an attempt to extend the benefits of a timeshare vacation by uniting the best attributes of quality real estate timeshares and better cruises. The cruise timeshare product offers consumers of real estate timeshares with benefits that would not be available with traditional timeshares, including:

      o all inclusive vacations which include meals and other services at no additional cost;
      o     the ability to avoid adverse weather on a seasonal basis; and
      o the ability to enjoy different localities without the need to trade for use of other real estate properties.

      Furthermore, unlike the construction and development necessary for real estate timeshare projects, we will be able to begin our cruise timeshare operations after acquiring an appropriate cruise vessel and spending approximately four months outfitting the vessel.

      In addition,  the cruise timeshare  product offers consumers of commercial
cruise  vacations   benefits  that  would  not  be  available  with  traditional commercial cruises, including:

      o the projected costs of a cruise timeshare vacation would cost less than a comparable commercial cruise vacation;
      o cruise timeshare ownership and/or use can be loaned, given away or sold by the purchasers;
      o     based  upon   predetermined   preferences,   purchasers   of  cruise
            timeshares will be able to receive their preference for food, beverage and recreational services.

Our Strategy

      We have reached an agreement in principal with Cruise Timeshare Two, Inc. pursuant to which we intend to purchase between one and two cabin style cruise ships per year and Cruise Timeshare Two, Inc. will market and resell the timeshares to customers. See "Sales and Marketing" below in this section. This arrangement provides that Cruise Timeshare Two, Inc. and us will split the profits from the sale of timeshare units and the use of unsold cabins equally, after we have been paid for our administrative expenses in purchasing the relevant cruise ships. We currently plan on purchasing additional ships, accordingly our agreement with Cruise Timeshare Two, Inc. specifies both parties desire to purchase a ship when the first ship is nearly completely sold.
However, additional purchases are at the discretion of both parties. In accordance with our agreement, we will purchase and operate the vessel and Cruise Timeshare Two, Inc. will market and sell the individual time share units. We have not yet signed a formal agreement with Cruise Timeshare Two, Inc. and do not intend to sign a formal agreement until an appropriate vessel has been located and we have obtained sufficient funding.

      In addition to our discussions with Cruise Timeshare Two, Inc. we have created initial trip itinerary's, have begun preliminary discussions with other timeshare companies for bulk sales of blocks of rooms in order to obtain quicker cash flow from operations and we are currently searching for an appropriate ship to purchase.

      The cruise timeshares to be sold by us will consist of the right to one seven-day cruise for two per year for a minimum period of 10 years. Due the ability of the cruise ship to change localities depending on the weather and the seasons there will be no "high" or "low" season, as is found with real estate time shares and the purchase price for the timeshare will therefore be based upon the cabin categories which will take into account the different sizes, location on the ship and general configurations.

      We have identified a cruiseship suitable for timeshares, which we are considering for purchase. This vessel has 34 cabins which translates into 50 seven-day timeshares or 1700 timeshares available for this ship. We intend to utilize the remaining two weeks of the year for maintenance purposes. The retail purchase price of a cruise time share will be approximately $15,000. However, we anticipate offering incentive discounts to customers who purchase units in our cruise timeshare early in amounts to be determined at management's discretion. In addition to the initial purchase costs, we anticipate that annual maintenance fees will average between approximately $1,000 and $1,400 per timeshare, which fees will vary depending upon the cabin category of the timeshare purchased.

      The cruise timeshares will allow for the use of each cabin by two persons during cruises along with the full use by such persons of all public areas, services and entertainment to be provided on the cruise vessel. If timeshare purchasers would like to use the cabin for more than two people (some cabins have extra berths) an extra passenger fee would be charged to cover any additional expenses related to the extra passenger(s). Timeshare purchasers would be able to reserve the right to use their allocated yearly time period by providing 120 days prior notice or purchasers would have the option to accelerate their yearly time periods allocated to future years in order to extend the seven day cruise or to obtain use of more than one cabin, if there is availability on the cruise vessel. In addition, by using a timeshare industry exchange program, purchasers of cruise timeshares will have the ability to trade a seven-day cruise for 14 days or more at many real estate timeshare property vacations.

      The travel itinerary for the cruise vessel will be within Canadian Waters. The itineraries will be port oriented. The itineraries of the cruise vessel will be port oriented with minimal time spent at sea in order to allow for port visits of 10 to 20 hours and sometimes longer. This will provide timeshare purchasers with an opportunity to enjoy more shore activities and be able to avail themselves of any local amenities.

Sales and Marketing

      There are many similarities in the demographics of purchasers of real estate timeshares and commercial cruises, this creates a benefit for us in being able to market and sell cruise timeshares into both of these readily defined markets. Accordingly, our costs for sales and marketing of the cruise timeshares will be minimized by being able to target such clearly defined markets in order to generate prospective purchasers of this product.

      Before we are prepared to provide full timeshare services, prospective buyers will be brought to the cruise vessel for a tour and sales presentation. These prospective buyers will be targeted based upon existing lists of potential real estate timeshare purchasers and/or commercial cruise customers. These existing lists or lists of timeshare and cruise purchasers and customers which we have from (a) our own present lists that have been acquired while selling real estate and cruise timeshares, (b) from cooperating and participating timeshare sales organizations that have acquired list in the same manner, (c) from timeshare exchange companies, (d) from retail and other travel entities participating in cruise timeshare sales, (e) from list companies that sell us specific lists, such as lists of consumers that own a timeshare and have taken a cruise, (f) from lead generating programs such as trade shows and other advertising and promotions, and (g) otherwise as opportunities arise. Our present marketing capabilities, which include the experience of Cruise Timeshare Two, Inc. from the prior sale of cruise timeshares, we believe are sufficient to produce prospective buyers and as soon as the cruise vessel has been obtained and is ready for use the vessel will be moved to an appropriate port in the United States for use as a sales tool.

      Once full service operations begin the cruise vessel will be utilized to provide commercial cruises whereby cruise customers will be afforded with an opportunity to purchase a cruise timeshare. In addition, customers of other cruise ships and vacationing visitors at the cruise vessel's ports of call will be given tours of the cruise vessel and will be provided with an opportunity to purchase a cruise timeshare. Advertising and promotions will be targeted towards special interest medias utilized by those in the vacation industry, including direct mailings, our website and organized sales seminars.

Competition

      We believe that there is currently only one direct competitor in the cruise timeshare industry and the principals of such competing timeshare have agreed to market and sell the timeshares to be offered by us. However, real estate timeshares, commercial cruises and vacation exchange companies will all compete with our ability to sell cruise timeshares.

      Vacation exchange companies, like Resorts Condominium International and Interval International, place points on their real estate timeshares. They then allow customers who are eligible to trade these points on some commercial cruises so that customers can expand their vacation choices. Commercial cruises traditionally have a higher markup for amenities than real estate timeshare properties. By contrast, amenities and services wil be provided to our cruise timeshare customers on a cost basis. Our customers will pay directly for these services in the form of yearly dues so there is no incentive to make additional profits on these services. We anticipate that our cruise timeshares will be associated with a vacation club which will permit cruise timeshare purchasers to exchange their cruise for use of a real estate time shares and we expect to join a vacation club that will allow our customers to trade their cruise timeshare weeks for use of real estate timeshare properties that participate in the same programs. While we will not be administering any of these exchange programs or obtain any revenues from such programs, the access of our cruise timeshare customers to these programs adds value to cruise timeshares units we will be offering for sale.

      In addition, our crew and management services compete both with existing and established service providers. Many of these companies have longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do and may have the ability to better attract and retain the same customers that we target. Once service providers have established these business relationships, it could be extremely difficult to convince them to utilize our crew and management services or replace or limit their existing business practices. We cannot be certain that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us could materially adversely affect our business.

Government Regulation

Federal Regulation

      We do not believe that we are currently subject to federal regulation in connection with our current operations; however, to the extent that we operate vessels in United States territorial waters our vessels will be subject to regulation by the United States Coast Guard. Our cruise timeshare vessel would be subject to United States Coast Guard regulations if it enters U.S. waters and ports. These regulations primarily relate to passenger safety. Sophlex has extensive experience and expertise in adhering to these regulations. State Regulation

      Although real estate timeshares sales personnel must normally have a real estate license, since a cruise timeshare does not involve real estate, it is considered a sale of personal property, for which sales personnel are not required to be licensed. However, we anticipate that we will generally attempt to comply with state real estate offering requirements, although the materials will not be reviewed by the states by complying with real estate timeshare regulations when no State registration requirements or applicable statutes exist. This will require us to provide a "generic" disclosure statement (offering circular) modeled after formats used in Florida, where registration is required. Key consumer protection issues will be adhered to the extent not prevented because the product is a cruise ship, although not a requirement, such as providing a "waiting period" during which time a buyer can cancel a purchase.

      In addition, prior to the sale of a real estate timeshare, sellers normally must file a registration containing a public offering statement in each state in which it desires to sell timeshares. However, in most states this obligation does not currently extend to the sales of cruise timeshares, since they are considered sales of personal property. While other states are considering the enactment of legislation governing the sale of cruise timeshares, the only state currently requiring registrations for the sale of cruise timeshares is Florida. While we have no obligation to, and will not, file such a registration Cruise Timeshare Two, Inc., who will be selling the cruise timeshare units has completed documentation necessary for a full registration of a public offering statement in Florida, and even though not required elsewhere, they do and will continue to provide buyers at every location with documentation similar to that required by Florida.

Risks Related to Our Financial Results

We Have A History Of Operating Losses And Accumulated Deficit. There Is No Certainty That We Will Ever Achieve Profitability.

      We have incurred operating losses of $1,323,567 since inception. We expect to incur significant increases in operating losses over the next several years, primarily due to the expansion of our operations into the cruise timeshare industry. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. Our ability to achieve profitability depends upon our ability to develop our timeshare operations. There can be no assurance that we will ever achieve any revenues or profitable operations from the sale of our timeshare products.

We Will No Longer Be Generating Revenue From Our Largest Customer To Date And We Currently Have Only One Other Source Of Revenue.

      On June 28, 2005, a fire destroyed our sole customer, Rivera I, which previously accounted for 66% of our revenue. On December 15, 2006 an order appointing substitute custodian was signed appointing Sophlex Ship Management, Inc. the custodian of M/V Babe. The boat was arrested on January 5, 2007. On January 9, 2007 Greystone Business Credit, the plaintiff in the case against the M/V Babe, signed a maintenance and caretaking proposal of the M/V Babe with Sophlex Ship Management, Inc. If we are unable to continue this relationship and find additional sources of revenue the continuing operation of our business may not be possible.

There Is No Guarantee That We Will Be Able To Acquire Or Finance A Cruise Vessel

         In developing our cruise timeshare operations we will need to obtain and refurbish a cruise vessel. This requires our management to travel and inspect countless vessels until an appropriate vessel has been identified that can easily be converted into a cruise vessel appropriate for our needs. In addition to locating an appropriate vessel the vessel must be in satisfactory repair with a reasonable purchase price. Once a satisfactory vessel is located we will require financing and the failure to obtain financing to successfully obtain and refurbish a cruise vessel may jeopardize our ability to continue our business and operations.

There Is No Guarantee That We Will Complete An Agreement With Cruise Timeshare Two, Inc.

      In developing our cruise timeshare operations we will need to complete an agreement with Cruise Timeshare Two, Inc., the proposed seller of our cruise timeshares. While we have tentatively negotiated an agreement that Cruise Timeshare Two, Inc. is willing to sign, our management is waiting until we have obtained a vessel appropriate for our cruise timeshare operation use in order to execute this agreement. While we are waiting to purchase a vessel, Cruise Timeshare Two, Inc. is looking for other opportunities in the cruise timeshare industry and may not be able to execute the proposed agreement once our management is ready to move forward with our plans and execute the proposed agreement. Our failure to successfully obtain this agreement may jeopardize our ability to continue our business and operations.

Additional Financing Will Be Necessary For The Implementation Of Our Cruise Timeshare Operations

      We currently do not have operations with which to finance the development of our cruise timeshare operations.

      Furthermore once we have obtained a vessel and commence our cruise timeshare operations, there can be no assurance that we will generate revenues from operations. Failure to generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. Accordingly we may be required to obtain additional private or public financing including debt or equity financing and there can be no assurance that such financing will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

      Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

If We Fail To Maintain Effective Internal Controls Over Financial Reporting, The Price Of Our Common Stock May Be Adversely Effected.

      Our management team has no previous experience in managing a public company. Accordingly, our internal controls over financial reporting, while they appear to be sufficient for our needs, may have weaknesses and conditions that will need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or operating results. In addition, management's assessment of our internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal controls over financial reporting or disclosure of management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

A Downturn In Economic Conditions Could Adversely Affect Our Business.

      The vacation and leisure industry historically has been subject to substantial cyclical variations, and its business typically relies upon the expenditure of consumer discretionary income. During times of market instability less discretionary income is spent on extravagant vacations or travel plans. A significant downturn in the United States or global economy or any other uncertainties regarding future economic prospects could affect consumer-spending habits. This would have a material adverse impact on our operations and financial results, since consumers may not be willing to invest in the purchase of our cruise timeshares.

Risks Related To Our Business

We Have A Limited Operating History Upon Which An Evaluation Of Our Prospects Can Be Made. For That Reason, It Would Be Difficult For A Potential Investor To Judge Our Prospects For Success.

      We had no significant business operations, until our acquisition of Sophlex Ship Management, Inc. on September 1, 2004. In light of the fact that there are no other business models that management can look to in the formation and operation of a cruise timeshare business operation, there can be no assurance that our proposed operations will be implemented successfully or that we will ever have profits. If we are unable to sustain our operations, you may lose your entire investment. We face all the risks inherent in a new business, which include the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management's potential underestimation of initial and ongoing costs. As a new business, we may encounter delays and other problems in connection with the operations that we implement. We also face the risk that we will not be able to effectively implement our business plan. In evaluating our business and prospects, these difficulties should be considered. If we are not effective in addressing these risks, we will not operate profitably and we may not have adequate working capital to meet our obligations as they become due.

We Will Need To Raise Additional Equity Or Debt Financing In The Future.

      We will need to raise financing in the future to fund our operations. If successful in raising additional financing, we may not be able to do so on terms that are not excessively dilutive to our existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, balance sheet and stock price and require us to implement cost reduction initiatives and curtail operations.

We May Be Unable To Manage Our Growth Or Implement Our Expansion Strategy.

      If management is unable to adapt to the growth of our business operations, we may not be able to expand our product and service offerings, our client base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational and financial resources. If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

The Vessel Management Services Industry Is Highly Competitive And We May Be Unable To Compete Effectively.

      The vessel management industry, including crewing and maintenance services, is highly competitive, rapidly evolving, and subject to technological change and intense marketing by providers with similar products and services. Many of our current competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than we have. In the event that such a competitor expends significant sales and marketing resources in one or several markets we may not be able to compete successfully in such markets. We believe that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce costs commensurate with such price reductions. In addition, the pace of technological change makes it impossible for us to predict whether we will face new competitors using different technologies to provide the same or similar services offered or proposed to be offered by us. If our competitors were to provide better and more cost effective services, our business initiatives could be materially and adversely affected.

We Have Only Limited Indications Of Acceptability Of Our Cruise Timeshare Concept And Therefore Our Management Is Unsure Whether It Will Be A Successful Venture.

      In addition to revenues from vessel management service operations, we expect to generate revenues through the sale of timeshares to a cruise vessel. The purchase price for a timeshare is initially targeted at $15,000, with annual dues between $1,000 and $1,400 for a minimum period of 10 years. As of December 31, 2006, we have not made any timeshare sales, and we have received limited indications from individuals in the vacation and cruise industries as to the commercial acceptability of our cruise timeshare program and fees. As we expand into the cruise timeshare industry, we will be required to make significant capital expenditures, including the purchase and refurbishment of a cruise vessel and to add additional employees. The sale of timeshares is subject to several risks including but not limited to; pricing of commercial cruises and real estate timeshare properties, the perceived value of the cruise timeshare, our ability to acquire and maintain a vessel attractive to prospective members, as well as national and international economic conditions. Therefore, we cannot predict whether we will be successful in selling our cruise timeshare concept. If we are unable to sell timeshares in sufficient quantities, our operations will be negatively impacted.

Inclement Weather Could Adversely Affect Our Business.

      Our targeted cruise itineraries are subject to weather-related risks, such as hurricanes and tropical storms. Weather related incidents could cause damage to our cruise vessel or could curtail travel in accordance with scheduled itineraries. Unfavorable weather could result in a significant loss of operating income.

We Are Dependent Upon Key Personnel And Consultants And The Loss Of Any Key Member Of This Team Could Have A Material Adverse Effect On Our Business.

      Our success is heavily dependent on the continued active participation of our current executive officers listed under "Management." Loss of the services of one or more of these officers could have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel.
Competition for qualified employees among companies in the communications industry is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on us. Our inability to attract and retain the necessary personnel and consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.

Terrorist Acts Could Adversely Affect Our Business.

      Terrorist acts worldwide could adversely affect our business. The travel and hospitality industry experienced a significant negative impact from terrorist acts in the past. Since our departure points may need to be accessible by air travel, terrorist acts or perceived threats of these acts in the future could affect the willingness of travelers to travel on our cruise vessel. If travel is significantly reduced, we could experience a significant loss of operating income.

We Are Controlled By Current Officers, Directors And Principal Stockholders.

      Following completion of the Offering, our directors, executive officers and principal stockholders and their affiliates will beneficially own approximately 92.75% of the outstanding shares of our common stock. So long as our directors, executive officers and principal stockholders and their affiliates controls a majority of our fully diluted equity, they will continue to have the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval. This controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors.

Item  2. Description of Property

      We lease our main office which is located at 405-A Atlantis Road, Cape Canaveral, Florida 32920. The lease has a term of 36 months, which began on August 15, 2004 and expires on August 31, 2007, with options to renew. We currently pay rent and related costs of $1,797.94 per month, which amount is to be increased 3% on each anniversary of the lease.

      We also lease a second office located in Corpus Christi, Texas. We lease approximately 372 square feet of office space based upon a verbal month to month lease and we currently pay rent and related costs of $331 per month.

      We are not dependent on a specific location for the operation of our business.

Item  3. Legal Proceedings

      We are not currently a party to any legal proceedings.

Item  4. Submission of Matters to a Vote of Security Holders

      The Company did not submit any matters to a vote of security holders during this reporting period.

                                     PART II

Item  5. Market for Common Equity and Related Stockholder Matters

Market for Securities

      There is currently no public trading market for our common stock.

Dividend Policy

      Our payment of dividends, if any, in the future rests within the discretion of the Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant factors. We have not paid any dividends since our inception and do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. However, if we enter into an agreement for debt financing in the future we may be restricted from declaring dividends.

Equity Compensation Plan Information

      The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION

                                     Number of securities      Weighted average       Number of securities
Plan category                         to be issued upon       exercise price of     remaining available for
                                         exercise of         outstanding options,    future issuance under
                                     outstanding options,    warrants and rights      equity compensation
                                     warrants and rights                                plans (excluding
                                                                                    securities reflected in
                                                                                           column (a)
                                             (a)                     (b)                      (c)
Equity compensation plans                    -0-                     -0-                      -0-
approved by security holders

Equity compensation plans not                -0-                     -0-                      -0-
approved by security holders

Total                                        -0-                     -0-                      -0-


Item 6 - Management's Discussion and Analysis

Forward-Looking Statements

      This Quarterly Report of Form 10-KSB, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as "believes," "estimates," "could," "possibly," "probably," anticipates," "projects," "expects," "may," "will," or "should" or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

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

Results of Operations

      Since our inception, we have been dependent upon the proceeds of loans from our stockholders and the receipt of capital investment to fund our continuing activities. We have incurred operating losses since our inception. We expect to incur significant increasing operating losses over the next several years, primarily due to the expansion of our business. We will continue to require the infusion of capital until operations become profitable. We had a net loss of $607,882 and a negative cash flow from operations of $196,780 for the twelve months ended December 31, 2006.

Twelve Months Ended December 31, 2006 and 2005:

Revenue: Revenue was $20,000 for the twelve months ended December 31, 2006 compared to $118,000 earned in the twelve months ended December 31, 2005. This decrease was a result of the fire on the Riveria I on June 28, 2005. We aided the customer with their insurance claim due to the fire in exchange for a fee of $2,000 per month. This fee was not contingent upon the customer receiving any insurance proceeds, nor were any of the fees outstanding prior to the fire contingent upon the customer receiving any insurance proceeds. On September 27, 2006 insurance proceeds of $205,957 were received from the insurance company. Of this proceeds $6,047 went towards the outstanding receivable Riveria I had with Sophlex,. On October 5, the remaining proceeds were distributed to the required parties including $183,630 to the owner of the Riveria I, $14,136 to crew members for pay and for the loss of personal belongings when the ship was lost, and $2,144 to Sophlex ($2,000 for the October management fee and $144 for bank fees). This claim is now complete and the Company will no longer receive the fee of $2,000 per month.

Payroll and Related Expenses: Payroll and related expenses were $351,046 and $353,298 for the twelve months ended December 31, 2006 and 2005, respectively. Payroll and related expenses decreased by $2,252 in the twelve months ended December 31, 2006 as compared to the twelve months ended December 31, 2005 primarily as a result on an increase of $ 8,972 in insurance costs and a decrease in payroll and related taxes of $11,224.

Professional Fees: Professional fees were $202,841 and $210,095 for the twelve months ended December 31, 2006 and 2005, respectively. This decrease of $7,254 was due to the advanced state of the SB2 work and audited financial statements.

General and Administrative: General and administrative expenses were $62,132 and $80,177 for the twelve months ended December 31, 2006 and 2005, respectively. General and administrative expenses decreased by $18,045 in the twelve months ended December 31, 2006 as compared to the twelve months ended December 31, 2005, primarily as a result of an decrease $8,015 in travel, $2,153 in taxes and licenses, $4,678 in office expenses, and $4,198 in postage and delivery.

Operating Expenses: Operating expenses were $0 for the twelve months ended December 31, 2006 compared to $46,511 for the twelve months ended December 31, 2005. This decrease was due to the loss of our sole customer's ship the Riveria I on June 28, 2005.

Impairment of Goodwill: Goodwill of $12,500, that had been recognized as a result of the acquisition of Sophlex in September 2004 was impaired in June 2005 due to the fire on Rivera I and was expensed accordingly.

Other Income: Other income was $0 and $12,887 for the twelve months ended December 31, 2006 and 2005, respectively. This change was primarily due to interest income totaling $11,894 on the note and settlement with Riveria I.

Other (Expenses): Other expenses totaled $11,855 and $14,342 for the twelve months ended December 31, 2006 and 2005, respectively. For the twelve months ended December, 2006, bank fees were $322, finance charges were $1,561, and interest expense was $9,972. For the twelve months ended December 31, 2005, bank fees were $1,281, finance charges were $927, interest expense was $11,203, and debt forgiveness was $931.

Net Loss: Net loss before income taxes was $607,882 and $586,996 for the twelve months ended December 31, 2006 and 2005, respectively. The continued net loss is attributed to the loss of revenue incurred due to the fire on the Rivera I and the expenses incurred in bringing the Company public.

Liquidity and Capital Resources

      For the twelve months ended December 31, 2006, we had a negative cash flow from operations of $196,780 compared to a negative cash flow of $439,176 for the twelve months ended December 31, 2005, a decrease of $242,396. Since inception, we have been dependent upon proceeds of loans from our stockholders and receipt of capital investment to fund our continuing activities.

      The Company's sole customer's ship, Riveria I, was destroyed by a fire on June 28, 2005. The Rivera I pursued an insurance claim from the loss of its ship. The Company aided the customer with this insurance claim for a fee of $2,000 per month. This fee was not contingent upon the customer receiving any insurance proceeds, nor were any of the fees outstanding prior to the fire contingent upon the customer receiving any insurance proceeds. This claim is complete and no further income is being received from this customer.

      As of December 31, 2005, we had a note receivable of $3,143. This was a note receivable from an entity controlled by our chief operating officer and was repaid in March 2006.

      On January 5, 2006, the Company was issued a revolving note (the "Note"), with an aggregate principal amount of $50,000 from a stockholder, who is also the majority member of the LLC that is the majority owner of the Company. Funds are advanced to the Company, as needed, to pay for ongoing operations. The Note had a maturity date of June 30, 2006. It has been agreed that the maturity date will extend to December 31, 2006 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date. This Note bears an interest rate of 10%. Several amendments were made in 2006 to this note increasing the aggregate amount of the note. On March 31, 2006, an amendment was issued on this note increasing the aggregate principal amount to $100,000. On June 20, 2006, a second amendment was issued on this note increasing the aggregate principal amount to $150,000. On October 6, 2006, a third amendment was issued on the revolving note increasing the aggregate principal amount to $200,000. As of December 31, 2006, the outstanding balance on this note was $194,250, and the interest expense of $9,972 incurred during the year end is included in accrued interest payable as of December 31, 2006. Three additional amendments were issued on January 16, 2007, February 20, 2007 and March 16, 2007 increasing the aggregate principal amount to $250,000, $300,000 and $400,00 respectively, and extending the maturity dated to February 20, 2008. The balance on this note is $369,950 as of March 16, 2007.

      On December 15, 2006 an order appointing substitute custodian was signed appointing Sophlex Ship Management, Inc. the custodian of M/V Babe. The boat was arrested on January 5, 2007. On January 9, 2007 Greystone Business Credit, the plaintiff in the case against the M/V Babe, signed a maintenance and caretaking proposal of the M/V Babe with Sophlex Ship Management, Inc. and the amount of $20,819 will be charged to Greystone per month in 2007.

      We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months and there can be no assurance that we will ultimately close on the necessary financing. In addition to any third-party financing we may obtain, we currently expect that loans from our stockholders will continue to be a source of liquidity to fund our operations. Accordingly, we will need to seek funding in the near future. In accordance with this, on March 2, 2007, the Company applied for a credit line of $4,100,000 from Greystone Business Credit II, LLC for the purchase of marine vessels. The term of this financing is for three year. No funds have been received. The Company and the lender have been completing due diligence including third party professional reports.

      Our independent registered public accounting firm has issued a going concern paragraph in their opinion on our consolidated financial statements for the year ended December 31, 2006 that is included that states there is a substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding as well as market and sell our various products.

Off-Balance Sheet Arrangements

      The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Concentrations of Credit Risk

      One customer accounted for the total revenue for the years ended December 31, 2006 and 2005. On June 28, 2005, the Riviera I was lost due to a fire. We aided the customer with their insurance claim due to the fire in exchange for a fee of $2,000 per month. This fee was not contingent upon the customer receiving any insurance proceeds, nor were any of the fees outstanding prior to the fire contingent upon the customer receiving any insurance proceeds. This claim is now complete.

      On December 15, 2006 an order appointing substitute custodian was signed appointing Sophlex Ship Management, Inc. the custodian of M/V Babe. The boat was arrested on January 5, 2007. On January 9, 2007 Greystone Business Credit, the plaintiff in the case against the M/V Babe, signed a maintenance and caretaking proposal of the M/V Babe with Sophlex Ship Management, Inc. This is currently the sole customer of Sophlex Ship Management, Inc. and the amount of $20,819 per month will be charged to Greystone Business Credit.

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

Item  7. Financial Statements


                          Marine Growth Ventures, Inc.
                                And Subsidiaries
                        Consolidated Financial Statements
   As of December 31, 2006 and for the Years Ended December 31, 2006 and 2005

                  Marine Growth Ventures, Inc. and Subsidiaries

Table of Contents                                                           Page

Report of Independent Registered Public Accounting
Firm                                                                         F-1

Consolidated Balance Sheet as of  December 31,  2006                         F-2

Consolidated Statements of Operations for the Years ended
  December 31, 2006 and 2005                                                 F-3

Consolidated Statements of Stockholders' Deficiency for the
  Years ended December 31, 2006 and 2005                                     F-4

Consolidated Statements of Cash Flows for the Years ended
  December 31, 2006 and 2005                                                 F-5

Notes to Consolidated Financial Statements as of December 31, 2006         F6-15

            Report of Independent Registered Public Accounting Firm

To the Board of Directors of:
Marine Growth Ventures, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Marine Growth Ventures, Inc. and Subsidiaries (the "Company"), as of December 31, 2006 and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Marine Growth Ventures, Inc. and Subsidiaries as of December 31, 2006 and the consolidated results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's working capital deficiency of $564,088, stockholders' deficiency of $749,878, net loss of $607,882 and net cash used in operations of $196,780 raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
March 16, 2007

                  Marine Growth Ventures, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                             As of December 31, 2006

                                            ASSETS

CURRENT ASSETS

Cash                                                                $     3,947
Advance to Employee                                                      20,000
Prepaid Insurance                                                           732
                                                                    -----------
     Total Current Assets                                                24,679
                                                                    -----------

FIXED ASSETS, NET                                                         1,279
                                                                    -----------

OTHER ASSETS
Accounting Retainer                                                       5,000
Other Deposits                                                            2,181
                                                                    -----------
     Total Other Assets                                                   7,181
                                                                    -----------

TOTAL ASSETS                                                        $    33,139
                                                                    ===========

            LIABILITIES & STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accrued Payroll                                                     $   367,964
Accounts Payable                                                        102,171
Accrued Interest Payable                                                  9,972
Accrued Expenses                                                        105,000
Other Payables                                                            3,660
                                                                    -----------
     Total Current Liabilities                                          588,767
                                                                    -----------

LONG TERM LIABILITIES
Note Payable - Stockholder                                              194,250
                                                                    -----------
      Total Long Term Liabilities                                       194,250
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 5,000,000
shares authorized, none issued or outstanding                                --

Common Stock, $0.001 par value, 100,000,000
shares authorized, 21,739,500 issued and
outstanding                                                              21,740
Additional Paid-In Capital                                              551,949

Accumulated Deficit                                                  (1,323,567)
                                                                    -----------
     Total Stockholders' Deficiency                                    (749,878)
                                                                    -----------

TOTAL LIABILITIES & STOCKHOLDERS'
DEFICIENCY                                                          $    33,139
                                                                    ===========

           See Accompanying Notes To Consolidated Financial Statements

                  Marine Growth Ventures, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2006 and 2005



                                                      2006            2005
                                                  ------------     ------------

REVENUE
  Ship Management Fees
    and Consulting Income                         $     20,000     $    118,000
                                                  ------------     ------------

       Total Revenue                                    20,000          118,000
                                                  ------------     ------------


EXPENSES

  Payroll and Related Expenses                         351,046          353,298
  Professional Fees                                    202,841          210,095
  General and Administrative                            62,132           80,177
  Selling                                                    8              960
  Operating                                                 --           46,511
  Impairment of Goodwill                                    --           12,500
                                                  ------------     ------------
       Total Expenses                                  616,027          703,541
                                                  ------------     ------------


LOSS FROM OPERATIONS                                  (596,027)        (585,541)
                                                  ------------     ------------


OTHER  INCOME(EXPENSE)
  ther Income                                               --           12,887
  ther (Expense)                                       (11,855)         (14,342)
                                                  ------------     ------------
       Total Other (Expense)                           (11,855)          (1,455)
                                                  ------------     ------------

NET LOSS                                          $   (607,882)    $   (586,996)
                                                  ============     ============

Basic and diluted loss per common share           $      (0.03)    $      (0.03)
Weighted average number of common shares           ============     ============
outstanding - basic & diluted                       21,739,500       20,859,111
                                                   ============     ============


           See Accompanying Notes To Consolidated Financial Statements

                  Marine Growth Ventures, Inc. and Subsidiaries
               Consolidated Statement of Stockholders' Deficiency
                 For the Years Ended December 31, 2006 and 2005


                                   Common Stock          Subscription     Additional      Accumulated
                               Shares        Amount       Receivable    Paid-In Capital     Deficit         Total
                             -----------   -----------   -----------    ---------------   -----------    -----------
Balance  December 31, 2004    20,100,000        20,100        (1,250)           234,439      (128,689)       124,600

Common stock issued
  for cash in July 2005        1,639,500         1,640            --            313,760            --        315,400
  Collection of
  subscription receivable
  in August 2005                      --            --         1,250                 --            --          1,250

Net loss                              --            --            --                 --      (586,996)      (586,996)
                             -----------   -----------   -----------    ---------------   -----------    -----------
Balance  December 31, 2005    21,739,500   $    21,740   $        --    $       548,199   $  (715,685)   $  (145,746)


Donated rent & services               --            --            --              3,750            --          3,750

Net loss                              --            --            --                 --      (607,882)      (607,882)
                             -----------   -----------   -----------    ---------------   -----------    -----------
Balance December 31, 2006     21,739,500   $    21,740   $        --    $       551,949   $(1,323,567)   $  (749,878)
                             ===========   ===========   ===========    ===============   ===========    ===========



           See Accompanying Notes To Consolidated Financial Statements

                  Marine Growth Ventures, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2006 and 2005

                                                              2006          2005
                                                            ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                  $(607,882)   $(586,996)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                570          423
      Donated Rent & Services                                   3,750           --
      Impairment of Goodwill                                       --       12,500
    Changes in Operating Assets & Liabilities:
       Advance to Employee                                    (20,000)          --
       Accounts Receivable                                         --       16,500
       Legal Bond                                              37,500      (42,500)
       Prepaid Insurance                                         (732)          --
       Accrued Payroll                                        293,944       48,919
       Accounts Payable                                        44,768       38,403
       Accrued Interest Payable                                 9,972       (1,126)
       Accrued Expenses                                        39,670       82,430
       Deferred Income                                         (2,000)       2,000
       Other  Payable                                           3,660       (9,729)
                                                            ---------    ---------
     Net Cash used in Operating Activities                   (196,780)    (439,176)
                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of Fixed Assets                                    --       (1,078)
       Advances Made on Loans Receivable                           --       (3,143)
       Proceeds From Repayment of Loans Receivable              3,143        6,000
       Advances Made on Notes Receivable                           --      (53,406)
       Proceeds From Repayment of Notes Receivable                 --      317,136
                                                            ---------    ---------
     Net Cash Provided By Investing Activities                  3,143      265,509
                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Decrease In Cash Overdraft                                  --       (5,868)
       Proceeds From Note Payable - Stockholder               194,250      211,184
       Repayment Of  Note Payable - Stockholder                    --     (344,965)
       Proceeds From Common Stock Subscription Receivable          --        1,250
       Proceeds From Common Stock Issued                           --      315,400
                                                            ---------    ---------
      Net Cash Provided By Financing Activities               194,250      177,001
                                                            ---------    ---------

NET INCREASE IN CASH                                              613        3,334

CASH BEGINNING OF PERIOD                                        3,334           --
                                                            ---------    ---------

CASH END OF PERIOD                                          $   3,947    $   3,334
                                                            =========    =========


           See Accompanying Notes To Consolidated Financial Statements

                  Marine Growth Ventures, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                        As of December 31, 2006 and 2005

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

      The Company had no significant business operations until its acquisition of Sophlex on September 1, 2004. Sophlex, which was founded in 1999, provides ship crewing and management services to vessel owners and operators in the United States and abroad. The founder and the sole shareholder of Sophlex at the time of the acquisition is the current Chief Operating Officer of the Company. At the time of acquisition both companies were private entities.

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

      Since its inception, the Company has been dependent upon the proceeds of loans from its stockholders and the receipt of capital investments to fund its continuing activities. The Company has incurred operating losses since its inception. The Company expects to incur significant increasing operating losses over the next several years, primarily due to the expansion of its business. There is no assurance that the Company's developmental and marketing efforts will be successful. The Company will continue to require the infusion of capital or loans until operations become profitable. There can be no assurance that the Company will ever achieve any revenues or profitable operations from the sale of its proposed products. The Company is seeking additional capital at this time (See Note 13). During the year ended December 31, 2006, the Company had a working capital deficiency of $564,088, and a stockholder deficiency of $749,878. As of December 31, 2006, the Company had a net loss of $607,882 and a negative cash flow from operations of $196,780. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

      (A) Principles of Consolidation

            The accompanying consolidated financial statements include the accounts of Marine Growth Ventures, Inc. and its wholly-owned subsidiaries, Marine Aggregates, Inc. (formally known as Marine Growth Finance, Inc.), Sophlex Ship Management, Inc., Marine Growth Freight, Inc., Marine Growth Finance & Charter, Inc. (formally known as Marine Growth Charter, Inc.) and Gulf Casino Cruises, Inc. All material intercompany accounts and transactions have been eliminated in consolidation. Marine Growth Real Estate, Inc., (an inactive subsidiary) was dissolved on May 11, 2005.

      (B) Cash

            The Company maintains its cash balances with various financial institutions. Balances at the institutions may at times exceed Federal Deposit Insurance Corporation limits.

      (C) Fixed Assets

            Office furniture and computer equipment is stated at cost less accumulated depreciation. The cost of maintenance and repairs is charged to operations as incurred. Depreciation is computed by the double declining balance method over the estimated economic useful life of the assets (5 - 7 years).

      (D) Revenue Recognition

            The Company recognizes ship management revenue and consulting revenue when earned. At the time of the transaction, the Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction and whether collectability is reasonably assured. If a significant portion of a fee is due after the normal payment terms, the Company accounts for the fee as not being fixed and determinable. In these cases, the Company recognizes revenue as the fee becomes due. Where the Company provides a service at a specific point in time and there are no remaining obligations, the Company recognizes revenue upon completion of the service.

      (E) Fair Value of Financial Instruments

            The carrying amounts of the Company's financial instruments, including cash, accrued payroll, accounts payable, accrued expenses and note payable - stockholder at December 31, 2006, approximate their fair value because of their relatively short-term nature.

      (F) Use of Estimates

            The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

      (G) Accounting for the Impairment of Long-Live Assets

            The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is performed by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no long-lived assets at December 31, 2006.

      (H) Deposits

            Deposits as of December 31, 2006 included office rental security deposit and utility deposit. Deposits are reduced as charges are incurred or the funds are returned.

      (I) Accrued Expenses

            Accrued expenses as of December 31, 2006 were comprised of accrued legal fees.

      (J) Net Loss Per Share

            The loss per share (basic and diluted) has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during each period. Common stock equivalents were not included in the calculation of diluted loss per share as there were none outstanding during the periods presented as well as their effect would be anti-dilutive.

      (K) Goodwill

            Goodwill that had been recognized as a result of the acquisition of Sophlex in September 2004 was impaired in June 2005 due to the fire on Rivera I (See Note 12) and was expensed accordingly.

      (L) Segment Reporting

            Statement of Financial Accounting Standards No 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment during the years ended December 31, 2006 and 2005.

      (M) Reclassifications

            Certain reclassifications have been made to the previously reported amounts to conform to the Company's current year presentation. Effective December 31, 2005, the Company elected to reclassify depreciation totaling $423 from other expenses to general and administrative expense to conform with this year's income statement. The effects of this reclassification increases loss from operations from $585,118 to $585,541 for the year end December 31, 2005.

      (N) Recent Accounting Pronouncements

            In June 2006, the Financial Accounting Standards Board ("FASB") issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return.

            FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated results of operations, financial position, and cash flows.

            In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on its consolidated results of its operations, financial position, or cash flows.

            FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated results of operations, financial position, and cash flows.

Note 3- Related Party Transactions

      On May 5, 2004, the Company issued a Revolving Secured Note (the "Note") with an aggregate principal amount up to $500,000 to the majority member of the LLC that is the majority owner of the Company. The Note bore interest at 10% per annum and was due on May 31, 2005. Prior to maturity, both parties agreed that the Note would be repaid from funds received from a private placement. In accordance with the terms of the Note, $224,950 of principal and interest was converted into 17,996,000 shares of Common Stock on November 25, 2004. As of December 31, 2004, the principal balance of the Note was $133,781. Additional proceeds of $210,187 were received on the Note during the six months ended June 30, 2005. During the six months ended June 30, 2005, $250,000 was paid on this note ($240,100 towards the principal balance and $9,900 towards interest.) The remaining principal balance of $103,868 and interest of $3,267, were repaid in July 2005, when the Private Placement closed.

      On February 8, 2005, prior to the Company filing its SB2, a loan of $3,143 with no specific repayment terms was made to an entity controlled by the Chief Operating Officer of the Company. This loan was repaid on March 24, 2006, prior to the SB2 filing of the Company.

      On May 24, 2005, the Chairman of the Board of the Company loaned $10,000 to the Company, with no formal terms of repayment. This amount was converted to common shares as part of the Confidential Offering Memorandum on July 15, 2005 (See Note 8.)

      On January 5, 2006, the Company issued a revolving note (the "Note"), with an aggregate principal amount of $50,000 to a stockholder, who is also the majority member of the LLC that is the majority owner of the Company. Funds are advanced to the Company, as needed, to finance ongoing operations. The Note had a maturity date of June 30, 2006. It has been agreed that the maturity date will extend to December 31, 2006 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date. This Note bears an interest rate of 10%. Several amendments have been made in 2006 to this note increasing the aggregate amount of the note. On March 31, 2006, an amendment was issued on this note increasing the aggregate principal amount to $100,000. On June 20, 2006, a second amendment was issued on this note increasing the aggregate principal amount to $150,000. On October 6, 2006, a third amendment was issued on the revolving note increasing the aggregate principal amount to $200,000. As of December 31, 2006, the outstanding balance on this note was $194,250, and the interest expense of $9,972 incurred during the year is included in accrued interest payable as of December 31, 2006. Three additional amendments were issued on January 16, 2007, February 20, 2007, and March 16, 2007 increasing the aggregate principal amount to $250,000, $300,000, and $400,000 respectively, and extending the maturity date to February 20, 2008. The balance on this note is $369,950 as of March 16, 2007. (See Note 13.)

      The Company utilizes space in Milwaukee, Wisconsin owned by an entity controlled by the Chairman of the Board of Directors. The fair market value of this rent is $250 per month and is recorded as $3,000 rent expense and a corresponding related party liability for the year ended December 31, 2006. On December 31, 2006, this debt was forgiven and converted into additional paid in capital (See Note 8).

      The Company utilizes employees of an entity controlled by the Chairman of the Board of Directors. In exchange for the use of these employees, an employee of the Company completes work for an entity controlled by the Chairman of the Board of Directors. The value of the work done by the employees of the entity controlled by the Chairman of the Board of Directors exceeded the value of the work of the Company's employee by $750 during the twelve months ending December 31, 2006 and was recorded as payroll and a corresponding related party liability was recorded. On December 31, 2006, this debt was forgiven and converted into additional paid in capital (See Note 8).

Note 4 - Concentration of Credit Risk

      One customer accounted for the total revenue for the twelve months ended December 31, 2006 and 2005 (See Note 12). The Company's customer incurred expenses, which were paid on behalf of the customer by Sophlex Ship Management, Inc., and subsequently reimbursed by the customer.

Note 5 - Fixed Assets

      Fixed assets as of December 31, 2006 consisted of:

                  Office Furniture                   $       1,286
                  Computer Equipment                         1,078
                  Less: Accumulated Depreciation            (1,085)
                                                     -------------

                  Fixed Assets, net                  $       1,279
                                                     =============

      Depreciation expense for the twelve months ended December 31, 2006 and 2005 amounted to $570 and $423, respectively.

Note 6 - Notes Receivable-Related Party

      On February 8, 2005, prior to the Company's filing of its SB2, a loan of $3,143 with no specific repayment terms was made to an entity controlled by the Chief Operating Officer of the Company. This loan was repaid on March 24, 2006 (See Note 3), prior to the Company filings its SB2.

Note 7 - Legal Bond

      In 2004, the Company entered into a promissory note (the "Note") with King Crown International Co. Ltd in which the Company agreed to finance up to $2,000,000 for King Crown's refurbishing of the ship, Royal Pacific (aka Riveria I), which it purchased to provide tourist services focusing on Taiwan. The Note had a maturity date of September 15, 2006, with an interest rate of 15%. Pursuant to the terms of the Note, the Company agreed to pay amounts owed to third parties by the borrower for repair services and management services in connection with a cruise vessel owned by the borrower and the Company secured this note with the general assets of the borrower's business as well as a first preferred ship's mortgage on the borrower's cruise vessel Riveria I. On December 30, 2004, the Company declared the borrower in breach of the Note for not providing required information or making the required payments under the Note. In January 2005, the Company commenced a lawsuit against Royal Pacific (aka Riveria
      I) for defaulting on its financing agreement with the Company. The Company arrested the boat in Spain and filed a claim in the United States District Court for the Southern District of Florida to foreclose on the first preferred ship's mortgage that the Company held. A settlement was reached and paid by Riveria I in April 2005. The Company received $328,984 (including interest of $11,848) related to the $263,730 of notes receivable outstanding at December 31, 2004 and additional advances made in 2005 in the amount of $53,406. In February 2005, as part of this lawsuit, the Company was required to post a bond in the amount of $37,500 in order to "arrest" the ship which subsequently sank due to a fire on June 28, 2005 (See Note 12). The bond posted to "arrest" the Riviera I ship was held in a bank account controlled by the Court in the Company's name. After the settlement with Rivera I in April 2005, this bond remained in a Court bank account pending the resolution of disputed attorney's fees. The Company believed its payments of approximately $35,000 in attorney's fees was payment in full and no additional fees were owed, however, a verbal settlement was reached in February 2006 in order to retrieve these funds. Additional legal fees of $17,100 were accrued in 2005 and bank fees of $117 were expensed in February 2006 to reflect this settlement with the release of the bond.

Note 8 - Stockholder Equity

      On May 12, 2005, there was a unanimous written consent of the board of directors, which authorized a forward stock split of 4-for-1 and increased the authorized capital of the Company. Furthermore, the total number of shares that the corporation is authorized to have outstanding is 105,000,000 shares, of which 100,000,000 shares shall be common stock with a par value of $0.001 and 5,000,000 shares shall be preferred stock with a par value of $0.001. All share and per share amounts have been retroactively restated to give effect to the 4-for-1 stock split.

      On May 16, 2005, the Company issued a Confidential Offering Memorandum ("Offering"). The Offering was available to a limited number of accredited investors. The offering period commenced on May 16, 2005 and closed on July 15, 2005. The Offering was for a minimum of 1,000,000 shares and a maximum of 2,000,000 shares. The minimum subscription was for $1,000 (5,000 shares), although the Company reserved the right to accept subscriptions for less than $1,000. The shares were offered at a price of $0.20 per share. The Company raised $315,400 (net of direct placement costs of $12,500) from the sale of 1,639,500 common shares. The net proceeds were used for the repayment of an outstanding debt obligation, professional expenses and working capital and general corporate expenses.

      The Company utilizes space in Milwaukee, Wisconsin owned by an entity controlled by the Chairman of the Board of Directors. The fair market value of this rent is $250 per month and is recorded as $3,000 rent expense and a corresponding related party liability for the year ended December 31, 2006. On December 31, 2006, this debt was forgiven and converted into additional paid in capital.

      The Company utilizes employees of an entity controlled by the Chairman of the Board of Directors. In exchange for the use of these employees, an employee of the Company completes work for an entity controlled by the Chairman of the Board of Directors. The value of the work done by the employees of the entity controlled by the Chairman of the Board of Directors exceeded the value of the work of the Company's employee by $750 during the twelve months ending December 31, 2006 and was recorded as payroll and a corresponding related party liability was recorded. On December 31, 2006, this debt was forgiven and converted into additional paid in capital.

Note 9 - Income Tax
                                                                   Year Ended
                                                                  December 31,
                                                                      2006
                                                                  ------------

      Taxes at U.S. Federal Statutory Rate                        $ (204,707)
      Valuation Allowance                                            204,707
                                                                  ----------
      Tax expense (benefit)                                       $       --
                                                                  ==========

      Deferred income taxes are provided for the estimated income tax effect of temporary differences between financial and tax bases in assets and liabilities. Deferred tax assets are provided for certain tax credit carryforwards. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion of all the deferred tax assets will not be realized. The tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, 2006 are as presented below:

                                                                   Year ended
                                                                  December 31,
                                                                      2006
                                                                  ------------
      Deferred income tax assets:
        Net operating losses                                      $   607,882

      Tax credits-Travel & Entertainment 50%                           (5,798)
                                                                  -----------

      Net operating losses carryforwards tax purposes             $   602,084
         Deferred tax asset                                       $   204,707

      Valuation allowance                                            (204,707)
                                                                  -----------

      Net deferred tax assets                                     $        --
                                                                  ===========

      As of December 31, 2006, the Company has a net operating loss carryforwards for federal income tax purposes in the aggregate of $1,323,566 which expire at various dates through 2026. The Company has a possible deferred tax benefit arising from its net operating loss carryfowards of $447,920, which has been offset by a 100% valuation allowance. The valuation allowance increased by $204,707 to $447,920 for the year ended December 31, 2006.

Note 10 - Employment Agreements

      On July 1, 2004, the Company entered into an employment agreement with the Company's President. By its terms, the employment agreement is for a term of three years commencing September 1, 2004, but his employment is on an "at will" basis, under which the terms of his employment will continue unless terminated by either party. Termination by the Company may be with or without cause, at any time. However, in the event that the President is terminated by the Company without cause, he is entitled to receive severance pay in the form of his base salary at the time of termination. Gross salary under the agreement is set at an annual rate of $100,000; provided, however, that he will be entitled to increases in such base salary for any calendar quarter in which the Company's Earnings Before Interest, Depreciation, Taxes, and Amortization ("EBIDTA") exceeds certain predetermined milestones.

      On July 1, 2004, the Company entered into an agreement with the Company's Chief Operating Officer. By its terms, the employment agreement is for a term of three years commencing September 1, 2004, but his employment is on an "at will" basis, under which the terms of his employment will continue unless terminated by either party . Termination by the Company may be with or without cause, at any time. However, in the event that the Chief Operating Officer is terminated by the Company without cause, he is entitled to receive severance pay in the form of his base salary at the time of termination. His salary under the agreement is set at an annual rate of $100,000; provided, however, that he will be entitled to increases in such base salary for any calendar quarter in which the Company's EBIDTA exceeds certain predetermined milestones.

Note 11 - Operating Leases

      The Company leases its main office,  located in Cape  Canaveral,  Florida.
      The lease has a term of 36 months, which began on August 15, 2004 and expires on August 31, 2007, with options to renew. The Company currently pays rent and related costs of $1,925 per month with a 3% increase on each anniversary of the lease.

      The Company leases a secondary office located in Corpus Christi, Texas. This lease is a verbal month to month lease which was assumed on September 1, 2004 with the Sophlex acquisition. The Company currently pays rent and related costs of $331 per month.

      The Company utilizes space in Milwaukee, Wisconsin owned by an entity controlled by the Chairman of the Board of Directors. This space has been utilized since inception. The fair market value of this rent is $250 per month (See Note 3).

      Minimum future required lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2006 are as follows:

            Year Ending December 31,                         Amount

                   2007                                     $15,400

      Rent expense charged to operations was $25,118 and $21,635 in 2006 and 2005, respectively.

Note 12 - Riveria I

      The Company's sole customer's ship, Riveria I, was destroyed by a fire on June 28, 2005. The Company's sole customer was pursuing an insurance claim from the loss of its ship. The Company aided the customer with this insurance claim for a fee of $2,000 per month. The fee was not contingent upon the customer receiving any insurance proceeds, nor were any of the fees outstanding prior to the fire contingent upon the customer receiving any insurance proceeds. On September 27, 2006 insurance proceeds of $205,957 were received from the insurance company. Of this proceeds $6,046 went towards the outstanding receivable Riveria I had with Sophlex, leaving a balance of $199,910 as of September 30, 2006, which was included in Other Payables. On October 5, the remaining proceeds were distributed to the required parties including $183,630 to the owner of the Riveria I, $14,136 to crew members for pay and for the loss of personal belongings when the ship was lost, and $2,144 to Sophlex ($2,000 for the October management fee and $144 for bank fees). This claim is complete and the Company is no longer receiving the fee of $2,000 per month.

Note 13 - Subsequent Events

      On December 15, 2006 an order appointing substitute custodian was signed appointing Sophlex Ship Management, Inc. the custodian of M/V Babe. The boat was arrested on January 5, 2007. On January 9, 2007 Greystone Business Credit, the plaintiff in the case against the M/V Babe, signed a maintenance and caretaking proposal of the M/V Babe with Sophlex Ship Management, Inc. and the amount of $20,819 will be charged to Greystone on a monthly basis in 2007.

      On January 16, 2007, a fourth amendment was issued on the revolving note increasing the aggregate principal amount to $250,000 and extending the maturity date to January 15, 2008 (See Note 3).

      On February 20, 2007, a fifth amendment was issued on this note increasing the aggregate principal amount to $300,000 and extending the maturity date to February 20, 2008. (See Note 3).

      On March 2, 2007, the Company applied for a $4,100,000 line of credit with Greystone Business Credit II, LLC, for the purchase of marine vessels. The term of this financing is for three years. The Company has not executed closing documents on this letter of intent. No funds have been received. The Company and the lender have been completing due diligence including third party professional reports.

      On March 6, 2007, the Company formed a new wholly owned subsidiary, Marine Growth Canada Ltd. This Company was formed to purchase a vessel in Canada.

      On March 15, 2007, Marine Growth Canada Ltd., a wholly-owned subsidiary of the Company entered into a Sale and Purchase Agreement with British Columbia Discovery Voyages, Inc., T. Jones Enterprises, Inc. and Trevor Jones, pursuant to which the Company will purchase the Pacific Aurora, a Canadian flagged vessel, for an aggregate purchase price of $1,350,000. In accordance with the Sale and Purchase Agreement the Company made an initial down payment of $85,000, with the remaining purchase price to be paid at the closing of the sale.

      On March 16, 2007, a six amendment was issued on the revolving note increasing the aggregate principal amount to $400,000 and extending the maturity date to February 20, 2008. As of March 16, 2007, the balance on this note is $369,950 (See Note 3).

Item 8. Changes In and Disagreements with Accountants on Accounting Procedures and Financial Disclosures

None

Item  8a. Controls and Procedures

      Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reportings and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2006 and (ii) no change in internal controls over financial reporting occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item  8b. Other Information

None

                                    PART III

Item  9.  Directors,   Executive   Officers,   Promoters  and  Control  Persons;
Compliance with Section 16(a) of the Exchange Act

                                   MANAGEMENT

                        DIRECTORS AND EXECUTIVE OFFICERS

      Our executive officers and directors and their respective ages and positions as of December 31, 2006 are as follows:

Name                         Age        Position
David Marks                  39         Chairman of the Board
Craig Hodgkins               45         President and Director
Capt. Timothy Levensaler     48         Chief Operating Officer and Director
Katherine Ostruszka          36         Chief Financial Officer and Controller
Frank J. Orlando             34         Executive Vice President and Director
Paul Schwabe                 50         Secretary and Director

Executive Biographies

      David Marks, Chairman of the Board - Mr. Marks has served as our Chairman since October 2004. Mr. Marks has served as Chairman and member of the board of Titan Global Holdings, Inc., a high-growth diversified holding company with a dynamic portfolio of companies engaged in emerging telecommunications markets and advanced technologies, since August 2002. Mr. Marks was the former Chairman of Thomas Equipment, Inc., a company engaged in the manufacture and distribution of compact equipment and a distributor of pneumatic and hydraulic components, from November 2004 to November 2006. Mr. Marks is the Managing Member of Farwell Equity Partners, LLC and Farwell Equity Partners II, LLC, investors in high growth small cap companies. David Marks serves as the Trustee of the Irrevocable Children's Trust, Irrevocable Children's Trust No.2, Phoenix Business Trust and as principal officer of their respective subsidiary investments, positions he has held since 1994, where he oversees all trust investments, with responsibilities that begin pre-acquisition and extend through ownership and disposition. Investments include real estate, natural resources, marine and casino gaming, telecommunications and technology. David Marks has a B.S. in economics from the University of Wisconsin.

      Craig Hodgkins, President - Mr. Hodgkins has been our President since July 2004. From June 2002 until July 2004 Mr. Hodgkins was an executive vice president and technical manager for Sophlex Ship Management, Inc., responsible for all technical and engineering programs and maintenance systems for various ships worldwide. From June 1999 until March 2002 Mr. Hodgkins was president and general manager of the Sahara Hotel and Casino in Las Vegas, Nevada, responsible for all aspects of entire operation including casino operations, hotel, food and beverage, engineering, marketing and human resources. Mr. Hodgkins received a B.S. in Marine Engineering and a minor in Business from Maine Maritime Academy, Castine, ME in 1983.

      Capt. Timothy Levensaler, Chief Operating Officer - Capt. Levensaler has been our Chief Operating Officer since September 2004. From January 2000 until September 2004 he was the president of Sophlex Ship Management, Inc., a Company which he founded to provide ship crew and management services. Capt. Levensaler has numerous licenses and certificates and received a B.S. in Nautical Science/Marine Transportation from the Maine Maritime Academy, Castine, ME in 1983. In addition Capt. Levensaler holds a valid USCG unlimited Masters License, which qualifies him to be a Captain.

      Katherine Ostruszka, Chief Financial Officer - Ms. Ostruszka was our controller since September 2004 and has been our Chief Financial Officer since July 2005. Ms. Ostruszka has over fourteen years of experience in financial analysis particularly in the areas of real estate, gaming, telecommunications and technology while working for Phoenix Investors, LLC and its family of companies. In addition, Ms. Ostruszka is also currently and has been the controller for Phoenix Investors, LLC since 2004. From 1997 until 2004 Ms. Ostruszka was employed by the Waukesha County Technical College. Ms. Ostruszka also holds a position as an economics instructor at Waukesha County Technical College, Wisconsin. Ms. Ostruszka received a BA in Economics and International Affairs from Marquette University and a MS in Management from the University of Wisconsin - Milwaukee.

      Frank J. Orlando, Executive Vice President - Mr. Orlando has been our Executive Vice President since September 2004. From September 1996 until April 2002 Mr. Orlando was vice president and director of corporate development for Phoenix Internet Technologies, Inc., a start up Internet service provider (ISP). In April 2002, Phoenix Internet Technologies, Inc. was sold and Mr. Orlando was retained by the new owners and worked there in a similar capacity until September 2003. From September 2003 through September 2004, Mr. Orlando acted as a consultant to Phoenix Investors, LLC. Mr. Orlando received Bachelors Degrees in Marketing and Production & Operations Management from the University of Wisconsin in 1995.

      Paul Schwabe, Secretary - Mr. Schwabe has been our Secretary since April 2004. Since April 1994, Mr. Schwabe has served as vice president for Phoenix Investors, LLC. In that capacity he has also served as an officer for many subsidiaries of Irrevocable Children's Trust and Irrevocable Children's Trust No. 2 and their affiliates. Mr. Schwabe has extensive experience in the management of real estate and the administration of various businesses.

Board of Directors

      Our Directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

      A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

      Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. Each of our directors currently receives no compensation for their service on the Board of Directors.

Item  10. Executive compensation

      The following table sets forth the annual and long-term compensation paid to our Chief Executive Officer and the other executive officers who earned more than $100,000 per year at the end of the last completed fiscal year. We refer to all of these officers collectively as our "named executive officers."


Summary Compensation Table


Name & Principal Position  Year    Salary ($) Bonus($)   Stock    Option    Non-Equity     Change in      All Other     Total ($)
                                                         Awards   Awards    Incentive      Pension        Compensation
                                                         ($)      ($)       Plan           Value and      ($)
                                                                            Compensation   Non-Qualified
                                                                            ($)            Deferred
                                                                                           Compensation
                                                                                           Earnings ($)

Craig Hodgkins President   2005     100,000         0         0         0              0              0              0   100,000
                           2006     100,000         0         0         0              0              0              0   100,000

Timothy Levensaler Chief   2005     100,000         0         0         0              0              0              0   100,000
Operating Officer          2006     100,000         0         0         0              0              0          6,000   106,000


Employment Agreements with Executive Officers

Craig Hodgkins

      On July 1, 2004, we entered into an agreement with Craig Hodgkins, effective September 1, 2004, to employ Mr. Hodgkins as our President. Mr. Hodgkins' employment agreement is for a term of three years, but his employment is on an "at will" basis, under which the terms of his employment will continue unless terminated by either Mr. Hodgkins or by us. Termination by us may be with or without cause, at any time. However, in the event that Mr. Hodgkins is terminated by us without cause Mr. Hodgkins is entitled to receive severance pay in the form of his base salary at the time of termination. Mr. Hodgkins' gross salary under the agreement is set at an annual rate of $100,000; provided, however, that Mr. Hodgkins will be entitled to increases of up to $150,000 in such base salary for any calendar quarter in which our EBIDTA exceeds certain predetermined milestones.

Capt. Timothy Levensaler

      On July 1, 2004, we entered into an agreement with Capt. Timothy Levensaler, effective September 1, 2004, to employ Capt. Levensaler as our Chief Operating Officer. Capt. Levensaler's employment agreement is for a term of three years, but his employment is on an "at will" basis, under which the terms of his employment will continue unless terminated by either Capt. Levensaler or by us. Termination by us may be with or without cause, at any time. However, in the event that Capt. Levensaler is terminated by us without cause Capt. Levensaler is entitled to receive severance pay in the form of his base salary at the time of termination. Capt. Levensaler's gross salary under the agreement is set at an annual rate of $100,000; provided, however, that Capt. Levensaler will be entitled to increases of up to $150,000 in such base salary for any calendar quarter in which our EBIDTA exceeds certain predetermined milestones.

      We have not entered into employment agreements with our other executive officers.

Outstanding Equity Awards at Fiscal Year-End Table.

                          Option Awards                                        Stock Awards
Name      Number        Number          Equity        Option      Option      Number      Market   Equity      Equity
          of            of              Incentive     Exercise    Expiration  of Shares   Value    Incentive   Incentive
          Securities    Securities      Plan          Price       Date        or Units    of       Plan        Plan
          Underlying    Underlying      Awards:       ($)                     of Stock    Shares   Awards:     Awards:
          Unexercised   Unexercised     Number                                That        or       Number      Market
          Options       Options         of                                    Have        Units    of          or Payout
          (#)           (#)             Securities                            Not         of       Unearned    Value
          Exercisable   Unexercisable   Underlying                            Vested      Stock    Shares,     of
                                        Unexercised                           (#)         That     Units or    Unearned
                                        Unearned                                          Have     Other       Shares,
                                        Options                                           Not      Rights      Units or
                                        (#)                                               Vested   That        Other
                                                                                          ($)      Have        Rights
                                                                                                   Not         Have
                                                                                                   Vested      Not
                                                                                                   (#)         Vested
                                                                                                               ($)


Not applicable at this time

      As of December 31, 2006, the Company has no outstanding options, restricted stocks or similar awards.

Director Compensation

       Name           Fees     Stock     Option      Non-Equity      Change in       All Other       Total
        (a)          Earned    Awards    Awards    Incentive Plan  Pension Value    Compensation      ($)
                     or Paid     ($)      ($)      Compensation         and             ($)           (h)
                     in Cash     (c)      (d)           ($)        Nonqualified         (g)
                      ($)                               (e)          Deferred
                      (b)                                          Compensation
                                                                     Earnings
                                                                       (f)
  David M. Marks           0         0         0                0              0              0          0
  Craig Hodgkins           0         0         0                0              0        100,000*   100,000
Timothy Levensaler         0         0         0                0              0        100,000*   100,000
 Frank J. Orlando          0         0         0                0              0         60,000*    60,000
   Paul Schwabe            0         0         0                0              0              0          0


*This compensation is for payroll earned as employees of the Company. No compensation is paid to these individuals for their services as directors of the Company.


      Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. As of December 31, 2006, none of the Company's directors currently receive any compensation for their service on the Board of Directors

Item  11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information, as of December 31, 2006 with respect to the beneficial ownership of the outstanding common stock by
(i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of                                               Number of Shares Beneficially  Percent of Total
Beneficial Owner (1)                                                Owned (2)

David Marks                                                         18,025,000           82.91%
Craig Hodgkins                                                       1,005,000            4.62%
Capt. Timothy Levensaler                                             1,015,000            4.67%
Frank J. Orlando                                                       112,500               *
Katherine Ostruszka                                                      2,500               *
Paul Schwabe                                                             2,500               *
Farwell Equity Partners II, LLC                                     18,000,000(3)        82.80%
All Executive Officers and Directors as a Group                     20,162,500           92.75%

(6 persons)

      *     Less than 1%
      (1) Except as otherwise indicated, the address of each beneficial owner is c/o Marine Growth Ventures, Inc., 405-A Atlantis Road, Cape Canaveral, FL 32920.
      (2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.
      (3) Frank Crivello is the majority owner of the membership interests of Farwell Equity Partners II, LLC. David Marks is the managing member of Farwell Equity Partners II, LLC, and has sole investment and dispositive power with respect to all shares owned by such entity.

Item  12. Certain Relationships and Related Transactions

      On January 5, 2006 the Company entered into a Revolving Note with an aggregate principal amount of $50,000 to Frank Crivello. Funds are advanced to us as needed to pay for ongoing operations. This note has a maturity date of June 30, 2006. It has been agreed that the maturity date will extend to December 31, 2006 unless the lender notifies us in writing 30 days prior to the maturity date. This note has an interest rate of 10%. On March 31, 2006, an amendment was issued on this note increasing the aggregate principal amount to $100,000.

On June 20, 2006, a second amendment was issued on this note increasing the aggregate principal amount to $150,000. As of September 30, 2006, the balance on this note is $137,450.

On October 6, 2006, a third amendment was issued on this note increasing the aggregate principal amount to $200,000. As of December 31, 2006, the balance on this note is $194,250.

On January 16, 2007, a fourth amendment was issued on this note increasing the aggregate principal amount to $250,000 and extending the maturity date to January 15, 2008.

On February 20, 2007, a fifth amendment was issued on this note increasing the aggregate principal amount to $300,000 and extending the maturity date to February 20, 2008.

On March 16, 2007, a sixth amendment was issued on this note increasing the aggregate principal amount to $400,000 and will be due on February 20, 2008. As of March 16, 2007, the balance on this note is $369,950.

Item  13. Exhibits

Number  Description

31.1    Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2    Certification of the CFO Pursuant to 13a-14(a) under the Exchange Act

32.1    Certification of the CEO pursuant to 18 U.S.C Section 1350

32.2    Certification of the CFO pursuant to 18 U.S.C. Section 1350

Item    14. Principal Accountant Fees and Services

      Fees for professional services provided by Weinberg & Company, P.A., the Company's independent registered public accounting firm, for the fiscal years ended December 31, 2006 and 2005 in each of the following categories were:

                                               Fiscal Year Ended December 31,
                                                    2006            2005
                                                ------------   ------------
Audit Fees                                      $    111,374   $     57,190
Audit-Related Fees                                     8,061         13,830
                                                ------------   ------------
Total                                           $    119,435   $     71,020
                                                ============   ============

      Audit Fees: The aggregate fees billed by Weinberg & Company, P.A., for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2006 and 2005, and the review of the financial statements included in the Company's Forms 10QSB for the fiscal years ended 2006 and 2005 were approximately $32,498 and $19,691.

      Audit-Related Fees: The aggregate fees billed by Weinberg & Company, P.A., for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended December 31, 2006 and 2005 and that are not disclosed in the paragraph captioned "Audit Fees" above, were $8,061 and $13,830, respectively. The services performed by Weinberg & Company, P.A., in connect with these fees consisted primarily of review of the Company's SB-2 filings.

      All Other Fees: There were no other fees paid to Weinberg & Company, P.A.

                                   SIGNATURES

      Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MARINE GROWTH VENTURES, INC.


Dated:   March 22, 2007               By: /s/ Craig Hodgkins
                                          --------------------------------
                                          Craig Hodgkins
                                          President and Director
                                          (Principal Executive Officer)

Date:     March 22, 2007              By: /s/ Katherine Ostruszka
                                          --------------------------------
                                          Katherine Ostruszka
                                          Chief Financial Officer and Controller
                                          (Principal Financial Officer)

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

                  SIGNATURE                         TITLE                                 DATE

/s/ David Marks
-------------------------               Chairman of the Board                           March 22, 2007
David Marks

/s/ Craig Hodgkins
-------------------------               President and Director                          March 22, 2007
Craig Hodgkins

/s/ Katherine Ostruszka                 Chief Financial Officer and Controller
-------------------------               (Principal   Accounting Officer and Principal
Katherine Ostruszka                     Financial Officer)                              March 22, 2007

/s/ Capt. Timothy Levensaler
-------------------------               Chief Operating Officer and Director            March 22, 2007
Capt. Timothy Levensaler

/s/ Frank J. Orlando
-------------------------
Frank J. Orlando                        Executive Vice President and Director           March 22, 2007

/s/ Paul Schwabe
-------------------------
Paul Schwabe                            Secretary and Director                          March 22, 2007

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