Form 10QSB
period 2007-03-31
MARINE GROWTH VENTURES INC
filed 2007-05-15
CIK 1334794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2007 - 21,739,500 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

MARINE GROWTH VENTURES, INC.
FORM 10-QSB
QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Balance Sheet
As of March 31, 2007 (Unaudited) and December 31, 2006 (Audited)

	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS

CURRENT ASSETS
Cash	$5,606	$3,947
Accounts Receivable	-	-
Advance to Employee	40,000	20,000
Deferred Rent	1,888	-
Prepaid Insurance	3,973	732
Total Current Assets	51,467	24,679

FIXED ASSETS, NET	1,351,187	1,279

INTANGBILE ASSETS, NET	33,250	-

OTHER ASSETS
Accounting Retainer	5,000	5,000
Loan Reserve	67,916	-
Other Deposits	2,181	2,181
Total Other Assets	75,097	7,181

TOTAL ASSETS	$1,511,001	$33,139

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accrued Payroll	$448,702	$367,964
Accounts Payable	88,821	102,171
Accrued Interest Payable	16,327	9,972
Accrued Expenses	141,514	105,000
Other Payables	3,660	3,660
Note Payable - Stockholder	457,950	194,250
Total Current Liabilities	1,156,974	783,017

LONG TERM LIABILITIES
Greystone Note Payable	1,500,000	-
Total Long Term Liabilities	1,500,000	-

TOTAL LIABILITIES	2,656,974	783,017

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued or outstanding Common Stock, $0.00 par value, 100,000,000 shares authorized, 20,739,500 issued and outstanding	21,740	21,740
Additional Paid-In Capital	552,886	551,949
Accumulated Deficit	(1,720,599)	(1,323,567)
Total Stockholders' Deficiency	(1,145,973)	(749,878)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY	$1,511,011	$33,139

See Accompanying Notes to Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consoldiated Statement of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2007		2006
REVENUE
Ship Management Fees and Consulting Income		$33,898	$6,000
Total Revenue		33,898	6,000

EXPENSES
Payroll and Related Expenses		88.552	88,376
Professional Fees		187,959	77,802
General and Administrative Expenses		14,878	10,482
Selling Expenses		-	-
Operating Expenses		17,995	-
Impairment of Goodwill		-	-
Total Expenses		309,384	176,661

LOSS FROM OPERATIONS		(275,486)	(170,661)

OTHER INCOME(EXPENSE)
Other Income		-	-
Other (Expense)		(121,547)	(937)
Total Other (Expense)		-	(937)

NET LOSS	$	(397,034)	$(171,598)

Basic and diluted loss per common share		$(0.02)	$(0.01)

Weighted average number of common shares outstanding - basic an diluted		21,739,500	21,739,500

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(397,034)	$(171,598)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	92	263
Donated Rent & Services	937	-
Reserve Legal Fees	61,834	-
Changes in Operation Assets & Liabilities:
Advance to Employee	(20,000)	-
Accounts Receivable	-	(5,779)
Legal Bond	-	37,500
Prepaid Insurance	(3,240)	-
Accrued Payroll	80,738	69,673
Accounts Payable	(13,349)	(2,008)
Accrued Interest Payable	6.355	595
Accrued Expenses	36,514	13,080
Deferred Income	-	(2,000)
Deferred Rent	(1,888)	(1,798)
Net Cash Used by Operating Activities	(249,041)	(62,071)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Costs	(13,000)	-
Advances Made on Loans Receivable	-	3,143
Net Cash Provided by Investing Activities	(13,000)	3,143

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Note Payable-Stockholder	263,700	56,750
Net Cash Provided by Financing Activities	263,700	56,750

NET INCREASE IN CASH:	1,659	(2,178)

BEGINNING CASH	3,947	3,334

ENDING CASH	$5,606	$1,156

SUPPLEMENTAL DISCLOSURES OF CASH ITEMS
Interest Paid	$-	$-
Income Taxes Paid	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITES
Purchase of Fixed Assets	$(1,350,000)	$-
Loan Costs	(20,250)	-
Loan Reserve	(67,916)	-
Reserve Legal Fees	(61,834)	-
Note Payable - Ship Purchase	1,500,000	-

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of March 31, 2007 (Unadudited)

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

The Company is also currently pursuing opportunities in a new industry referred to as cruise timeshares, which combines traditional real estate timeshares with commercial cruise vacations. Purchasers of cruise timeshares will receive the right to a seven-day cruise each year for up to 15 years aboard a cruise ship purchased by the Company.

In addition, the Company is pursuing other opportunities in the shipping industry.

Since its inception, the Company has been dependent upon the proceeds of loans from its stockholders and the receipt of capital investments to fund its continuing activities. The Company has incurred operating losses since its inception. The Company expects to incur significant increasing operating losses over the next several years, primarily due to the expansion of its business. There is no assurance that the Company’s developmental and marketing efforts will be successful. The Company will continue to require the infusion of capital or loans until operations become profitable. There can be no assurance that the Company will ever achieve any revenues or profitable operations from the sale of its proposed products. The Company is seeking additional capital at this time. During the three months ended March 31, 2007, the Company had a net loss of $397,034 and a negative cash flow from operations of $249,041 and as March 31, 2007, the Company had a working capital deficiency of $1,105,507 and a stockholders’ deficiency of $1,145,973. As a result of the above, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

(A)	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Marine Growth Ventures, Inc. and its wholly-owned subsidiaries, Marine Growth Finance, Inc., Sophlex Ship Management, Inc., Marine Growth Freight, Inc., Marine Growth Charter, Inc., Gulf Casino Cruises, Inc. and Marine Growth Canada, Ltd. All material intercompany accounts and transactions have been eliminated in consolidation.

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

(D)	Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 appearing in Form 10-KSB filed on March 22, 2007.

(E)	Recent Accounting Pronouncements

No recent accounting pronouncements effect the Company’s consolidated financial statements.

Note 3- Related Party Transactions

On February 8, 2005, prior to the Company’s filing of its SB2, a loan of $3,143 with no specific repayment terms was made to an entity controlled by the Chief Operating Officer of the Company. This loan was repaid on March 24, 2006, prior to the Company filing its SB2.

On January 5, 2006, the Company issued a revolving note (the “Note”), with an aggregate principal amount of $50,000 to a stockholder, who is also the majority member of the LLC that is the majority owner of the Company. Funds are advanced to the Company, as needed, to finance ongoing operations. The Note had a maturity date of June 30, 2006. It has been agreed that the maturity date will extend to December 31, 2006 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date. This Note bears an interest rate of 10%. Several amendments have been made in 2006 to this note increasing the aggregate amount of the note. On March 31, 2006, an amendment was issued on this note increasing the aggregate principal amount to $100,000. On June 20, 2006, a second amendment was issued on this note increasing the aggregate principal amount to $150,000. On October 6, 2006, a third amendment was issued on the revolving note increasing the aggregate principal amount to $200,000. Several amendments have been made in 2007 to this note increasing the aggregate principal amount. On January 16, 2007, a fourth amendment was issued on the revolving note increasing the aggregate principal amount to $250,000. On February 20, 2007, a fifth amendment was issued on the revolving note increasing the aggregate amount to $300,000 and extending the maturity date to February 20, 2008. On March 16, 2007, a sixth amendment was issued on the revolving note increasing the aggregate amount to $400,000. On March 26, 2007, a seventh amendment was issued on the revolving note increasing the aggregate amount to $500,000. The balance on this note is $490,950 as of April 27, 2007.

The Company utilizes space in Milwaukee, Wisconsin owned by an entity controlled by the Chairman of the Board of Directors. The fair market value of this rent is $250 per month and is recorded as $750 rent expense and a corresponding related party liability for the three month ended March 31, 2007, 2006. On March 31, 2007, this debt was forgiven and converted into additional paid in capital.

The Company utilizes employees of an entity controlled by the Chairman of the Board of Directors. In exchange for the use of these employees, an employee of the Company completes work for an entity controlled by the Chairman of the Board of Directors. The value of the work done by the employees of the entity controlled by the Chairman of the Board of Directors exceeded the value of the work of the Company’s employee by $187.50 during the three months ending March 31, 2007 and was recorded as payroll and a corresponding related party liability was recorded. On March 31, 2007, this debt was forgiven and converted into additional paid in capital.

Note 4 - Concentration of Credit Risk

One customer each accounted for the total revenue for the three months ended March 31, 2007 and 2006.  For the three months ended March 31, 2007, the Company’s was the court appointed substitute custodian for the M/V Babe. The boat was arrested on January 5, 2007. On January 9, 2007 Greystone Business Credit, the plaintiff in the case against the M/V Babe, signed a maintenance and caretaking proposal of the M/V Babe with Sophlex Ship Management, Inc. and the amount of $20,819 will be charged to Greystone on a monthly basis in 2007. For the three months ended March 31, 2006, the Company’s sole customer was pursuing an insurance claim for the loss of its ship in 2005. The Company aided this customer with this insurance claim for a fee of $2,000 per month. The fee was not contingent upon the customer receiving any proceeds, nor were any of fees outstanding prior to the fire contingent upon the customer receiving any insurance proceeds. This claim was completed in October, 2006 and the Company is no longer receiving the fee of $2,000 per month.

Note 5 - M/V Pacific Aurora

On March 15, 2007, Marine Growth Canada Ltd., a wholly-owned subsidiary of MGV entered into a Sale and Purchase Agreement with British Columbia Discovery Voyages, Inc., T. Jones Enterprises, Inc. and Trevor Jones, pursuant to which the Company will purchase the Pacific Aurora, a Canadian flagged vessel, for an aggregate purchase price of $1,350,000. In accordance with the Sale and Purchase Agreement the Company made an initial down payment of $85,000. On March 27, 2007 the balance of the purchase price, $1,265,000, was paid to the seller and Marine Growth Ventures acquired the Pacific Aurora for use in its intended cruise timeshare business operations.

Note 6 - Fixed Assets

Fixed assets as of March 31, 2007 consisted of:

Office Furniture	$1,286
Computer Equipment	1,078
Ship	1,350,000
Less: Accumulated Depreciation	(1,776)

Fixed Assets, net	$1,351,187

Depreciation expense for the three months ended March 31, 2007 and 2006 amounted to $92 and $263, respectively.

Note 7 - Riveria I

For the three months ended March 31, 2006 the Company had a sole customer. The Company sole customer’s ship, Riveria I, was destroyed by a fire on June 28, 2005. The Company’s customer was pursuing an insurance claim from the loss of its ship. The Company aided the customer with this insurance claim for a fee of $2,000 per month. The fee was not contingent upon the customer receiving any insurance proceeds, nor were any of the fees outstanding prior to the fire contingent upon the customer receiving any insurance proceeds. This claim was completed in October, 2006 and the Company is no longer receiving the fee of $2,000 per month.

Note 8 - M/V Babe

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

Note 9 - Greystone Business Credit II, LLC

To obtain funding for the purchase the Pacific Aurora, a Canadian flagged vessel, on March 27, 2007, Marine Growth Canada, Ltd. and Marine Growth Finance & Charter, Inc., wholly-owned subsidiaries of Marine Growth Ventures, Inc., entered into a Loan and Security Agreement with Greystone Business Credit II LLC. Pursuant to the terms of the Loan and Security Agreement, Marine Growth Canada, Ltd. and Marine Growth Finance & Charter, Inc. issued a Term Note to Greystone Business Credit II, LLC in the aggregate principal amount of $1,500,000 for a term of two years. The Term Note bears interest at a rate of 2.25%, plus the prime interest rate.

Marine Growth Canada, Ltd. and Marine Growth Finance & Charter, Inc. granted a security interest in all of its assets, including the Pacific Aurora, to Greystone Business Credit II, LLC as security for the financing facility. Marine Growth Canada, Ltd., and Marine Growth Finance & Charter, Inc. paid a commitment fee of $22,500 and will pay a loan servicing fee of .2% each month based on the outstanding principal of the Term Note.

In addition, the Company executed a Guaranty in favor of Greystone Business II, LLC to guaranty the full payment of all obligations due under the Term Note.

Note 10 - Subsequent Events

On April 11, 2007, Marine Growth Ventures, Inc. and Marine Growth Canada, Ltd., Sophlex Ship Management, Inc. and Ship Timeshare Management, Inc., wholly-owned subsidiaries of MGV, entered into a Share Ship Agreement with Euro Oceans, Ltd. (“Euro Oceans”), pursuant to which the Company retained Euro Oceans to sell timeshare units on a Ship acquired by a subsidiary of MGV on an exclusive basis. All income will be split equally between the Company and Euro Oceans, after the payment of certain expenses have been paid and the net income from the sale of timeshare units exceeds $100,000 for two consecutive months. Once all timeshare units have been sold, all additional subsequent net income will be split equally between the Company and Euro Oceans.

On April 20, 2007, the Company formed a new wholly owned subsidiary, Ship Timeshare Management, Inc. On April 20, 2007, an amendment to the Articles of Incorporation was done changing the entity’s name to Cruiseship’Share Owners Association, Inc. This non-profit entity was formed to be the timeshare owner’s association for the timeshares to be purchased on the M/V Pacific Aurora.

On April 27, 2007, the Company formed a new wholly owned subsidiary, Ship Timeshare Management, Inc. This entity was formed to be a timeshare management company.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward-Looking Statements

This Quarterly Report of Form 10-QSB, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

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

We are also currently pursuing opportunities to develop cruise vessels for a new industry referred to as cruise timeshares, which combines traditional real estate timeshares with commercial cruise vacations. Purchasers of cruise timeshares will receive the right to a seven-day cruise each year for up to a period of 15 years aboard a cruise ship purchased by the Company.

Results of Operations

Since our inception, we have been dependent upon the proceeds of loans from our stockholders and the receipt of capital investment to fund our continuing activities. We have incurred operating losses since our inception. We expect to incur significant increasing operating losses over the next several years, primarily due to the expansion of our business. We will continue to require the infusion of capital until operations become profitable. We had a net loss of $397,034 and a negative cash flow from operations of $249,041 for the three months ended March 31, 2007.

Three Months Ended March 31, 2007 and 2006:

Revenue: Revenue was $33,898 for the three months ended March 31, 2007 compared to $6,000 earned in the three months ended March 31, 2006. This increase was a result of Sophlex Ship Management, Inc., being appointed as the substitute custodian of M/V Babe. This boat was arrested on January 5, 2007. On January 9, 2007 Greystone Business Credit, the plaintiff in the case against the M/V Babe, signed a maintenance and caretaking proposal of the M/V Babe with Sophlex Ship Management, Inc. and the amount of $20,819 will be charged to Greystone on a monthly basis in 2007.

Payroll and Related Expenses: Payroll and related expenses were $88,552 for the three months ended March 31, 2007 compared to $88,376 for the three months ended March 31, 2006, an increase of $175.

Professional Fees: Professional fees were $187,959 for the three months ended March 31, 2007 compared to $77,802 for the three months ended March 31, 2006. Professional fees increased by $110,157 in the three months ended March 31, 2007. Legal fees were $154,415 and $13,298 for the three months ended March 31, 2007 and 2006, respectively. The increase in legal fees of $141,117 is primarily due to the purchase of the M/V Pacific Aurora. Accounting fees were $32,149 and $64,504 for the three months ended March 31, 2007 and 2006, respectively. The decrease in accounting fees of $32,355 is primarily due to the reduction in the SB2 audit/review work. In the three months ended March 31, 2007 there were other professional fees incurred of $1,396.

General and Administrative Expenses: General and administrative expenses were $14,878 and $10,482 for the three months ended March 31, 2007 and 20065, respectively. General and administrative expenses increased by $4,395 in the three months ended March 31, 2007 as compared to the three months ended March 31, 2005, primarily as a result of an increase of $2,772 in travel and $1,075 in rent.

Operating Expenses: Operating expenses were $17,995 for the three months ended March 31, 2007 compared to $0 for the three months ended March 31, 200. This increase was primarily due to an increase in insurance costs of $17,366 which occurred with the acquisition of the M/V Pacific Aurora and the custodial agreement of the M/V Babe.

Other Expenses: Other Expenses were $121,547 and $937 for the three months ended March 31, 2007 and 2006, respectively. Other expenses increased by 120,610 for the three months ended March 31, 2007. For the three months ended March 31, 2007, bank fees were $210, finance charges were $538, interest expense was $6,355, currency conversion loss was $32,335, ship sales tax was $81,000, and organizational costs were $1,109. For the three months ended March 31, 2006, bank fees were $190, finance charges were $152, and interest expense was $595.

Net Loss: Net loss before income taxes was $397,034 and $171,598 for the three months ended March 31, 2007 and 2006, respectively. The increase in net loss is attributed to expenses related to the purchase of the M/V Pacific Aurora.

Liquidity and Capital Resources

For the three months ended March 31, 2007, we had a negative cash flow from operations of $249,041 compared to a negative cash flow of $62,071 as of March 31, 2007, a decrease of $186,970. Since inception, we have been dependent upon proceeds of loans from our stockholders and receipt of capital investment to fund our continuing activities.

For the three months ended March 31, 2007, we had a net loss of $397,034 compared to a net loss of $171,598 for the three months ended March 31, 2006, an increase in the net loss of $225,436.

One customer each accounted for the total revenue for the three months ended March 31, 2007 and 2006.  For the three months ended March 31, 2007, the Company’s was the court appointed substitute custodian for the M/V Babe. The boat was arrested on January 5, 2007. On January 9, 2007 Greystone Business Credit, the plaintiff in the case against the M/V Babe, signed a maintenance and caretaking proposal of the M/V Babe with Sophlex Ship Management, Inc. and the amount of $20,819 will be charged to Greystone on a monthly basis in 2007. For the three months ended March 31, 2006, the Company’s sole customer was pursuing an insurance claim for the loss of its ship in 2005. The Company aided this customer with this insurance claim for a fee of $2,000 per month. The fee was not contingent upon the customer receiving any proceeds, nor were any of fees outstanding prior to the fire contingent upon the customer receiving any insurance proceeds. This claim is complete and no further income is being received from this customer.

As of December 31, 2005, the Company had a note receivable of $3,143. This was a note receivable from an entity controlled by our chief operating officer and was repaid in March 2006 prior to the Company filing its SB2.

On January 5, 2006, the Company was issued a revolving note (the “Note”), with an aggregate principal amount of $50,000 from a stockholder, who is also the majority member of the LLC that is the majority owner of the Company. Funds are advanced to the Company, as needed, to pay for ongoing operations. The Note had a maturity date of June 30, 2006. It has been agreed that the maturity date will extend to December 31, 2006 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date. This Note bears an interest rate of 10%. Several amendments were made in 2006 to this note increasing the aggregate amount of the note. On March 31, 2006, an amendment was issued on this note increasing the aggregate principal amount to $100,000. On June 20, 2006, a second amendment was issued on this note increasing the aggregate principal amount to $150,000. On October 6, 2006, a third amendment was issued on the revolving note increasing the aggregate principal amount to $200,000. Several amendments have been made in 2007 to this note increasing the aggregate principal amount. On January 16, 2007, a fourth amendment was issued on the revolving note increasing the aggregate principal amount to $250,000. On February 20, 2007, a fifth amendment was issued on the revolving note increasing the aggregate amount to $300,000 and extending the maturity date to February 20, 2008. On March 16, 2007, a sixth amendment was issued on the revolving note increasing the aggregate amount to $400,000. On March 26, 2007, a seventh amendment was issued on the revolving note increasing the aggregate amount to $500,000. The balance on this note is $490,950 as of April 27, 2007.

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

To obtain funding for the purchase the Pacific Aurora, a Canadian flagged vessel, on March 27, 2007, Marine Growth Canada, Ltd. and Marine Growth Finance & Charter, Inc., wholly-owned subsidiaries of Marine Growth Ventures, Inc., entered into a Loan and Security Agreement with Greystone Business Credit II LLC. Pursuant to the terms of the Loan and Security Agreement, Marine Growth Canada, Ltd. and Marine Growth Finance & Charter, Inc. issued a Term Note to Greystone Business Credit II, LLC in the aggregate principal amount of $1,500,000 for a term of two years. The Term Note bears interest at a rate of 2.25%, plus the prime interest rate.

Marine Growth Canada, Ltd. and Marine Growth Finance & Charter, Inc. granted a security interest in all of its assets, including the Pacific Aurora, to Greystone Business Credit II, LLC as security for the financing facility. Marine Growth Canada, Ltd., and Marine Growth Finance & Charter, Inc. paid a commitment fee of $22,500 and will pay a loan servicing fee of .2% each month based on the outstanding principal of the Term Note.

In addition, the Company executed a Guaranty in favor of Greystone Business II, LLC to guaranty the full payment of all obligations due under the Term Note.

Our independent registered public accounting firm has issued a going concern paragraph in their opinion on our consolidated financial statements for the year ended December 31, 2006 that is included that states there is a substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding as well as market and sell our various products

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Concentrations of Credit Risk

One customer each accounted for the total revenue for the three months ended March 31, 2007 and 2006.  For the three months ended March 31, 2007, the Company’s was the court appointed substitute custodian for the M/V Babe. The boat was arrested on January 5, 2007. On January 9, 2007 Greystone Business Credit, the plaintiff in the case against the M/V Babe, signed a maintenance and caretaking proposal of the M/V Babe with Sophlex Ship Management, Inc. and the amount of $20,819 will be charged to Greystone on a monthly basis in 2007. For the three months ended March 31, 2006, the Company’s sole customer was pursuing an insurance claim for the loss of its ship in 2005. The Company aided this customer with this insurance claim for a fee of $2,000 per month. The fee was not contingent upon the customer receiving any proceeds, nor were any of fees outstanding prior to the fire contingent upon the customer receiving any insurance proceeds. This claim was completed in October, 2006 and the Company is no longer receiving the fee of $2,000 per month.

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

ITEM 3 - CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reportings and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2007 and (ii) no change in internal controls over financial reporting occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits

10. 1 Forth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello.

10.2	Fifth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello.

10. 3	Sixth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello.

10.4	Seventh Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello.

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2	Certification of the CFO Pursuant to 13a-14(a) under the Exchange Act

32.1	Certification of the CEO pursuant to 18 U.S.C Section 1350

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE GROWTH VENTURES, INC.

Dated: May 15, 2007	By:	/s/ Craig Hodgkins
Craig Hodgkins
President and Director (Principal Executive Officer)

Date: May 15, 2007	By:	/s/ Katherine Ostruszka
Katherine Ostruszka
Chief Financial Officer and Controller (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10. 1	Fourth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello.

10.2	Fifth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello.

10. 3	Sixth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello.

10.4	Seventh Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello.

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2	Certification of the CFO Pursuant to 13a-14(a) under the Exchange Act

32.1	Certification of the CEO pursuant to 18 U.S.C Section 1350

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350