Form 10QSB
period 2007-06-30
MARINE GROWTH VENTURES INC
filed 2007-08-14
CIK 1334794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14 - 21,739,500 shares of common stock
Transitional Small Business Disclosure Format (check one):     Yes ☐  No ☒

MARINE GROWTH VENTURES, INC.
FORM 10-QSB
QUARTERLY PERIOD ENDED MARCH 31, 2007
TABLE OF CONTENTS

PART 1	FINANCIAL STATEMENTS	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheet as of June 30, 2007 (Unaudited)
	and December 31, 2006 (Audited)	4

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended
	June 30, 2007 and 2006 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 2007 and 2006 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements as of June 30, 2007
	(Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	13

Item 3.	Controls and Procedures	17

PART II	OTHER INFORMATION	18

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		19

INDEX TO EXHIBITS		20

CERTIFICATIONS		21

	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act	21

	Certification of CFO Pursuant to 13a-14(a) under the Exchange Act	22

	Certification of the CEO Pursuant to 18 U.S.C. Section 1350	23

	Certification of the CFO Pursuant to 18 U.S.C. Section 1350	24

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Balance Sheet
As of June 30, 2007 (Unaudited) and December 31, 2006 (Audited)

ASSETS
	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
CURRENT ASSETS
Cash	$21,946	$3,947
Accounts Receivable	-	-
Advance to Employee	70,000	20,000
Deferred Rent	331	-
Prepaid Expenses	286	732
Total Current Assets	92,563	24,679

FIXED ASSETS, NET	1,482,821	1,279

INTANGBILE ASSETS, NET	29,094	-

OTHER ASSETS
Accounting Retainer	5,000	5,000
Other Deposits	2,181	2,181
Total Other Assets	7,181	7,181

TOTAL ASSETS	$1,611,659	$33,139

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accrued Payroll	$529,439	$367,964
Accounts Payable	125,441	102,171
Accrued Interest Payable	70,050	9,972
Accrued Expenses	140,774	105,000
Deferred Expenses	3,544	-
Other Payables	3,896	3,660
Note Payable - Stockholder	590,250	194,250
Total Current Liabilities	1,463,394	783,017

LONG TERM LIABILITIES
Greystone Note Payable	1,433,183	-
Total Long Term Liabilities	1,433,183	-

TOTAL LIABILITIES	2,896,577	783,017

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 5,000,000
shares authorized, none issued or outstanding
Common Stock, $0.00 par value, 100,000,000
shares authorized, 20,739,500 issued and outstanding	21,740	21,740
Additional Paid-In Capital	553,823	551,949
Accumulated Deficit	(1,828,146)	(1,323,567)
Accumulated Other Comprehensive Income (Loss)	(32,335)	-
Total Stockholders' Deficiency	(1,284,918)	(749,878)

TOTAL LIABILITIES & STOCKHOLDERS'
DEFICIENCY	$1,611,659	$33,139

See Accompanying Notes to Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consoldiated Statement of Operations
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
		2007	2006	2007	2006
REVENUE
Ship Management Fees and Consulting Income		$42,410	$6,000	$76,308	$12,000
Total Revenue		42,410	6,000	76,308	12,000

EXPENSES
Payroll and Related Expenses		88,215	86,684	176.767	175,061
Professional Fees		26,039	48,380	82,273	126,182
General and Administrative Expenses		28,206	17,885	42,992	23,105
Selling Expenses		819	-	819	-
Operating Expenses		100,608	-	118,603	-
Impairment of Goodwill		-	-	-	-
Total Expenses		243,886	147,949	421,454	324,347

LOSS FROM OPERATIONS		(201,476)	(141,949)	(345,147)	(312,346)

OTHER INCOME(EXPENSE)
Other Income		-	-	-	-
Interest (Expense)		(53,723)	(1,998)	(60,078)	(2,593)
Depreciation (Expense)		(92)	(263)	(184)	(526)
Amortization (Expense)		(4,156)	-	(4,156)	-
Sales Tax (Expense)		(1,782)	-	(82,782)	-
Other (Expense)		(10,377)	(465)	(12,234)	(807)
Total Other (Expense)		(70,130)	(2,726)	(159,434)	(3,926)

NET LOSS	$	(271,605)	$(144,675)	$(504,581)	$(316,273)

Basic and diluted loss per common share		$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average number of common
shares outstanding - basic and diluted		21,739,500	21,739,500	21,739,500	21,739,500

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(271,605)	$(144,675)	$(504,581)	$(316,272)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	4,248	263	4,340	526
Donated Rent & Services	937	-	1,874	-
Reserve Legal Fees	-	-	61,834	-
Conversion Gain/Loss	1,099	-	(31,236)	-
Changes in Operation Assets & Liabilities:
Advance to Employee	(30,000)	-	(50,000)	-
Accounts Receivable	-	5,779	-	-
Legal Bond	-	-	-	37,500
Prepaid Insurance	3,973	-	732	-
Prepaid Expenses	(286)	-	(286)	-
Accrued Payroll	80,737	69,972	161,475	139,645
Acounts Payable	36,620	40,346	23,271	38,098
Accrued Interest Payable	38,100	1,998	44,456	2,593
Other Accounts Payable	236	3,660	236	3,660
Accrued Expenses	(741)	(19,820)	35,773	(6,740)
Deferred Expenses	19,166	-	19,166	-
Deferred Income	-	-	-	(2,000)
Deferred Rent	1,557	1,798	(331)	-
Net Cash Used by Operating Activities	(115,960)	(40,679)	(233,277)	(102,990)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Costs	-	-	(13,000)	-
Legal Fees on Ship Purchase			(131,725)
Advances Made on Loans Receivable	-	-	-	3,143
Net Cash Provided by Investing Activities	-	-	(144,725)	3,143

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Note Payable-Stockholder	132,300	44,000	396,000	100,750
Net Cash Provided by Financing Activities	132,300	44,000	396,000	100,750

NET INCREASE IN CASH:	16,340	3,321	17,999	903

BEGINNING CASH	5,606	916	3,947	3,334
ENDING CASH	$21,946	$4,237	$21,946	$4,237

SUPPLEMENTAL DISCLOSURES OF CASH ITEMS
Interest Paid	$-	$-	$-	$-
Income Taxes Paid	-	-	-	-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITES
Purchase of Fixed Assets	$-	$-	$(1,350,000)	$-
Loan Costs	-	-	(20,250)	-
Loan Reserve	67,916	-	(67,916)	-
Reserve Legal Fees	-	-	(61,834)	-
Note Payable - Ship Purchase	(66,817)	-	1,500,000	-

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of June 30, 2007 (Unadudited)

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

Since its inception, the Company has been dependent upon the proceeds of loans from its stockholders and the receipt of capital investments to fund its continuing activities. The Company has incurred operating losses since its inception. The Company expects to incur significant increasing operating losses over the next several years, primarily due to the expansion of its business. There is no assurance that the Company’s developmental and marketing efforts will be successful. The Company will continue to require the infusion of capital or loans until operations become profitable. There can be no assurance that the Company will ever achieve any revenues or profitable operations from the sale of its proposed products. The Company is seeking additional capital at this time. During the six months ended June 30, 2007, the Company had a net loss of $504,581 and a negative cash flow from operations of $233,277 and as June 30, 2007, the Company had a working capital deficiency of $1,380,831 and a stockholders’ deficiency of $1,284,918. As a result of the above, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

(A)	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Marine Growth Ventures, Inc. and its wholly-owned subsidiaries, Marine Growth Finance, Inc., Sophlex Ship Management, Inc., Marine Growth Freight, Inc., Marine Growth Charter, Inc., Gulf Casino Cruises, Inc., Ship Timeshare Management, Inc. and Marine Growth Canada, Ltd. All material inter-company accounts and transactions have been eliminated in consolidation.

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

(D)	Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of June 30, 2007 and for the six months ended June 30, 2007 and 2006 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2006 appearing in Form 10KSB filed on March 22, 2007.

(E)	Recent Accounting Pronouncements

No recent accounting pronouncements effect the Company’s consolidated financial statements.

(F)	Reclassifications

Certain reclassifications have been made to the previously reported amounts to conform to the Company's current year presentation. Effective December 31, 2006, the Company elected to reclassify depreciation totaling $570 from general and administrative expense to other expenses to conform with this year’s income statement. The effects of this reclassification decreases loss from operations from $596,027 to $594,467 for the year end December 31, 2006.

(G) Restatements

Restatement of previously issued financial statements for the quarterly period ended March 31, 2007

In the second quarter of 2007, the company performed a review of its accounting policies and practices with respect to capitalization of assets. As a result of this internal review, the company identified errors in accounting of fixed assets in regards to the acquisition of Pacific Aurora (“the ship”). Legal fees related to the acquisition of the ship were not capitalized in the amount of $131,725.

In accordance with US GAAP, unrealized loss in currency conversion should be charged to equity. The company charged the currency conversion (loss) of $32,335 as an expense instead of equity.

The impact of this restatement decreases the accumulated deficit by $164,060 and an increase in accumulated other comprehensive loss of $32,335.

Following is the summary of the effects of the above changes on the company’s consolidated balance sheet as of March 31, 2007 as well as the company’s consolidated statements of operations for the quarter ended March 31, 2007.

	Quarter Ended March 31, 2007
	As
	Previously		As
	Reported	Adjustments	Restated
Consolidated Balance Sheet
Fixed Assets, Net	$1,351,187	$131,725	$1,482,912
Accumulated Deficit	(1,720,599)	164,060	(1,556,539)
Accumulated Other Comprehensive Loss	-	(32,335)	(32,335)

Consolidated Statements of Operation
Operating Loss	(275,486)	131,725	(143,761)
Other Expense	(121,547)	(32,335)	(153,882)
Net Loss	(397,034)	164,060	(232,974)

The notes to these consolidated financial statements have been restated, as applicable, to reflect the restatement adjustments shown above.

Note 3- Related Party Transactions

On February 8, 2005, prior to the Company’s filing of its SB2, a loan of $3,143 with no specific repayment terms was made to an entity controlled by the Chief Operating Officer of the Company. This loan was repaid on March 24, 2006, prior to the Company filing its SB2.

On January 5, 2006, the Company issued a revolving note (the “Note”), with an aggregate principal amount of $50,000 to a stockholder, who is also the majority member of the LLC that is the majority owner of the Company. Funds are advanced to the Company, as needed, to finance ongoing operations. The Note had a maturity date of June 30, 2006. It has been agreed that the maturity date will extend to December 31, 2006 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date. This Note bears an interest rate of 10%. Several amendments have been made in 2006 to this note increasing the aggregate amount of the note. On March 31, 2006, an amendment was issued on this note increasing the aggregate principal amount to $100,000. On June 20, 2006, a second amendment was issued on this note increasing the aggregate principal amount to $150,000. On October 6, 2006, a third amendment was issued on the revolving note increasing the aggregate principal amount to $200,000. Several amendments have been made in 2007 to this note increasing the aggregate principal amount. On January 16, 2007, a fourth amendment was issued on the revolving note increasing the aggregate principal amount to $250,000. On February 20, 2007, a fifth amendment was issued on the revolving note increasing the aggregate amount to $300,000 and extending the maturity date to February 20, 2008. On March 16, 2007, a sixth amendment was issued on the revolving note increasing the aggregate amount to $400,000. On March 26, 2007, a seventh amendment was issued on the revolving note increasing the aggregate amount to $500,000. On May 16, 2007, an eighth amendment was issued on the revolving note increasing the aggregate amount to $600,000. Subsequent to June 30, 2007 an additional amendment was issued increasing the aggregate principal amount to $700,000. The balance on this note is $639,050 as of August 8, 2007.

The Company utilizes space in Milwaukee, Wisconsin owned by an entity controlled by the Chairman of the Board of Directors. The fair market value of this rent is $250 per month and is recorded as $750 rent expense and a corresponding related party liability for the three month ended June 30, 2007, 2006. On June 30, 2007, this debt was forgiven and converted into additional paid in capital.

The Company utilizes employees of an entity controlled by the Chairman of the Board of Directors. In exchange for the use of these employees, an employee of the Company completes work for an entity controlled by the Chairman of the Board of Directors. The value of the work done by the employees of the entity controlled by the Chairman of the Board of Directors exceeded the value of the work of the Company’s employee by $187.50 during the three months ending June 30, 2007 and was recorded as payroll and a corresponding related party liability was recorded. On June 30, 2007, this debt was forgiven and converted into additional paid in capital.

Note 4 - Concentration of Credit Risk

One customer each accounted for the total revenue for the three months ended June 30, 2007 and 2006.  For the three months ended June 30, 2007, the Company’s was the court appointed substitute custodian for the M/V Babe. The boat was arrested on January 5, 2007. On January 9, 2007 Greystone Business Credit, the plaintiff in the case against the M/V Babe, signed a maintenance and caretaking proposal of the M/V Babe with Sophlex Ship Management, Inc. and the amount of $20,819 will be charged to Greystone on a monthly basis in 2007. For the three months ended June 30, 2006, the Company’s sole customer was pursuing an insurance claim for the loss of its ship in 2005. The Company aided this customer with this insurance claim for a fee of $2,000 per month. The fee was not contingent upon the customer receiving any proceeds, nor were any of fees outstanding prior to the fire contingent upon the customer receiving any insurance proceeds. This claim was completed in October, 2006 and the Company is no longer receiving the fee of $2,000 per month.

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

Note 6 - Fixed Assets

Fixed assets as of June 30, 2007 consisted of:

Office Furniture	$1,286
Computer Equipment	1,078
Ship	1,481,725
Less: Accumulated Depreciation	(1,268)

Fixed Assets, net	$1,482,821

Depreciation expense for the three months ended June 30, 2007 and 2006 amounted to $184 and $263, respectively.

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

Note 10 - Subsequent Events

On July 3, 2007, a ninth amendment was issued on the revolving note increasing the aggregate principal amount to $700,000. The balance on this note is $639,050 as of August 8, 2007 (See Note 3.)

On July 18, 2007, the Company began public trading. The closing price on July 18, 2007 was $0.33.

On July 30, 2007, Fractional Marine, Inc., a wholly owned subsidiary of Marine Growth Ventures, Inc. was organized in the state of Delaware.

On July 30, 2007, Fractional Marine, Inc., a wholly owned subsidiary of Marine Growth Ventures, Inc. entered into a Bareboat Charter with Greystone Maritime Holdings, LLC pursuant to which the Company would hire a ship owned by Greystone Maritime for a period of 365 days, for a monthly cost of $21,354.17, with the intent that the Company would sell the ship to a third party.

On August 1, 2007, the Company issued a revolving note (the “Note”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors. Funds are advanced to the Company, as needed, to finance ongoing operations. The Note had a maturity date of July 31, 2008. It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date. This Note bears an interest rate of 10%. The balance on this note is $100,000 as of August 8, 2007.

On August 3, 2007, Pacific Aurora Cruise Association, Inc. was organized in the state of Delaware. This entity is a non-profit and non-stock corporation.

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

Results of Operations

Since our inception, we have been dependent upon the proceeds of loans from our stockholders and the receipt of capital investment to fund our continuing activities. We have incurred operating losses since our inception. We expect to incur significant increasing operating losses over the next several years, primarily due to the expansion of our business. We will continue to require the infusion of capital until operations become profitable. We had a net loss of $504,581 and a negative cash flow from operations of $233,777 for the six months ended June 30, 2007.

Three Months Ended June 30, 2007 and 2006:

Revenue: Revenue was $42,410 for the three months ended June 30, 2007 compared to $6,000 earned in the three months ended June 30, 2006. This increase was a result of Sophlex Ship Management, Inc., being appointed as the substitute custodian of M/V Babe. This boat was arrested on January 5, 2007. On January 9, 2007 Greystone Business Credit, the plaintiff in the case against the M/V Babe, signed a maintenance and caretaking proposal of the M/V Babe with Sophlex Ship Management, Inc. and the amount of $20,819 will be charged to Greystone on a monthly basis in 2007.

Payroll and Related Expenses: Payroll and related expenses were $88,215 for the three months ended June 30, 2007 compared to $86,684 for the three months ended June 30, 2006, an increase of $1,531.

Professional Fees: Professional fees were $26,039 for the three months ended June 30, 2007 compared to $48,380 for the three months ended June 30, 2006. The decrease of $22,341 is primarily due to the reduction in the SB2 audit/review work.

General and Administrative Expenses: General and administrative expenses were $27,666 and $17,885 for the three months ended June 30, 2007 and 2006, respectively. General and administrative expenses increased by $9,781 in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, primarily as a result of increased travel of $10,071 with the purchase of the Pacific Aurora.

Operating Expenses: Operating expenses were $100,608 for the three months ended June 30, 2007 compared to $0 for the three months ended June 30, 2007. This increase was due to the acquisition of the M/V Pacific Aurora and the custodial agreement of the M/V Babe. For the three months ended July 30, 2007, ship insurance was $20,919, contractors were $9,367, parts and supplies were $25,599, repairs were $1,942, security was $884, engineering was $226, fuels was $5,528 and crew was $36,143.

Other Expenses: Other Expenses were $70,130 and $2,726 for the three months ended June 30, 2007 and 2006, respectively. Other expenses increased by 67,404 for the three months ended June 30, 2007. For the three months ended June 30, 2007, bank fees were $343, finance charges were $765, interest expense was $53,723, gst/sales tax was $1,782, loan service fees were $9,269, amortization was $4,156, and depreciation was $92. For the three months ended June 30, 2006, bank fees were $6, finance charges were $459, depreciation was $263 and interest expense was $1,998.

Net Loss: Net loss before income taxes was $271,605 and $144,675 for the three months ended June 30, 2007 and 2006, respectively. The increase in net loss is attributed to expenses related to the purchase of the M/V Pacific Aurora.

Six Months Ended June 30, 2007 and 2006:

Revenue: Revenue was $76,308 for the six months ended June 30, 2007 compared to $12,000 earned in the six months ended June 30, 2006. This increase was a result of Sophlex Ship Management, Inc., being appointed as the substitute custodian of M/V Babe. This boat was arrested on January 5, 2007. On January 9, 2007 Greystone Business Credit, the plaintiff in the case against the M/V Babe, signed a maintenance and caretaking proposal of the M/V Babe with Sophlex Ship Management, Inc. and the amount of $20,819 will be charged to Greystone on a monthly basis in 2007.

Payroll and Related Expenses: Payroll and related expenses were $176,767 for the six months ended June 30, 2007 compared to $175,061 for the six months ended June 30, 2006, an increase of $1,706.

Professional Fees: Professional fees were $82,273 for the six months ended June 30, 2007 compared to $126,182 for the six months ended June 30, 2006. Professional fees decreased by $43,909 in the six months ended June 30, 2007.

General and Administrative Expenses: General and administrative expenses were $42,992 and $23,105 for the six months ended June 30, 2007 and 2006, respectively. General and administrative expenses increased by $19,887 in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. This increase is primarily as a result of an increase in travel with the purchase of the Pacific Aurora in the amount of $12,842, an increase in telephone costs of $2,700 and an increase in corporate filings of $1,946.

Operating Expenses: Operating expenses were $118,603 for the six months ended June 30, 2007 compared to $0 for the six months ended June 30, 2007. This increase was primarily due the acquisition of the M/V Pacific Aurora and the custodial agreement of the M/V Babe. For the six months ended June 30, 2007 ship insurance was $38,285, inspections were $516, contractors were $9,367, parts and supplies were $25,712, repairs were $1,942, security was $884, engineering was $226, fuel was $5,528, and crew was $36,143.

Other Expenses: Other Expenses were $159,434 and $3,926 for the six months ended June 30, 2007 and 2006, respectively. Other expenses increased by 155,588 for the six months ended June 30, 2007. For the six months ended June 30, 2007, bank fees were $553, finance charges were $1,303, interest expense was $60,078, gst/sales tax was $82,782, loan services fees were $9,269, depreciation was $184, amortization was $4,156 and organizational costs were $1,109. For the three months ended June 30, 2006, bank fees were $195, finance charges were $611, depreciation was $526, and interest expense was $2,593.

Net Loss: Net loss before income taxes was $504,581 and $316,272 for the six months ended June 30, 2007 and 2006, respectively. The increase in net loss is attributed to expenses related to the purchase of the M/V Pacific Aurora.

Liquidity and Capital Resources

For the six months ended June 30, 2007, we had a negative cash flow from operations of $233,277 compared to a negative cash flow of $102,990 as of June 30, 2007, an increase of $130,287. Since inception, we have been dependent upon proceeds of loans from our stockholders and receipt of capital investment to fund our continuing activities.

For the six months ended June 30, 2007, we had a net loss of $504,581 compared to a net loss of $316,273 for the six months ended June 30, 2006, an increase in the net loss of $188,308.

One customer each accounted for the total revenue for the three months ended June 30, 2007 and 2006.  For the three months ended June 30, 2007, the Company’s was the court appointed substitute custodian for the M/V Babe. The boat was arrested on January 5, 2007. On January 9, 2007 Greystone Business Credit, the plaintiff in the case against the M/V Babe, signed a maintenance and caretaking proposal of the M/V Babe with Sophlex Ship Management, Inc. and the amount of $20,819 will be charged to Greystone on a monthly basis in 2007. For the three months ended June 30, 2006, the Company’s sole customer was pursuing an insurance claim for the loss of its ship in 2005. The Company aided this customer with this insurance claim for a fee of $2,000 per month. The fee was not contingent upon the customer receiving any proceeds, nor were any of fees outstanding prior to the fire contingent upon the customer receiving any insurance proceeds. This claim is complete and no further income is being received from this customer.

As of December 31, 2005, the Company had a note receivable of $3,143. This was a note receivable from an entity controlled by our chief operating officer and was repaid in March 2006 prior to the Company filing its SB2.

On January 5, 2006, the Company was issued a revolving note (the “Note”), with an aggregate principal amount of $50,000 from a stockholder, who is also the majority member of the LLC that is the majority owner of the Company. Funds are advanced to the Company, as needed, to pay for ongoing operations. The Note had a maturity date of June 30, 2006. It has been agreed that the maturity date will extend to December 31, 2006 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date. This Note bears an interest rate of 10%. Several amendments were made in 2006 to this note increasing the aggregate amount of the note. On March 31, 2006, an amendment was issued on this note increasing the aggregate principal amount to $100,000. On June 20, 2006, a second amendment was issued on this note increasing the aggregate principal amount to $150,000. On October 6, 2006, a third amendment was issued on the revolving note increasing the aggregate principal amount to $200,000. Several amendments have been made in 2007 to this note increasing the aggregate principal amount. On January 16, 2007, a fourth amendment was issued on the revolving note increasing the aggregate principal amount to $250,000. On February 20, 2007, a fifth amendment was issued on the revolving note increasing the aggregate amount to $300,000 and extending the maturity date to February 20, 2008. On March 16, 2007, a sixth amendment was issued on the revolving note increasing the aggregate amount to $400,000. On March 26, 2007, a seventh amendment was issued on the revolving note increasing the aggregate amount to $500,000. On May 16, 2007, an eighth amendment was issued on the revolving note increasing the aggregate amount to $600,000. Subsequent to June 30, 2007 an additional amendment was issued increasing the aggregate principal amount to $700,000. The balance on this note is $639,050 as of August 8, 2007.

On August 1, 2007, the Company issued a revolving note (the “Note”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors. Funds are advanced to the Company, as needed, to finance ongoing operations. The Note had a maturity date of July 31, 2008. It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date. This Note bears an interest rate of 10%. The balance on this note is $100,000 as of August 8, 2007.

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

Critical Accounting Policies

Concentrations of Credit Risk

One customer each accounted for the total revenue for the three months ended June 30, 2007 and 2006.  For the three months ended June 30, 2007, the Company’s was the court appointed substitute custodian for the M/V Babe. The boat was arrested on January 5, 2007. On January 9, 2007 Greystone Business Credit, the plaintiff in the case against the M/V Babe, signed a maintenance and caretaking proposal of the M/V Babe with Sophlex Ship Management, Inc. and the amount of $20,819 will be charged to Greystone on a monthly basis in 2007. For the three months ended June 30, 2006, the Company’s sole customer was pursuing an insurance claim for the loss of its ship in 2005. The Company aided this customer with this insurance claim for a fee of $2,000 per month. The fee was not contingent upon the customer receiving any proceeds, nor were any of fees outstanding prior to the fire contingent upon the customer receiving any insurance proceeds. This claim was completed in October, 2006 and the Company is no longer receiving the fee of $2,000 per month.

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

ITEM 3 - CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reportings and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2007 and (ii) no change in internal controls over financial reporting occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits

	10. 1	Eighth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello.

	10.2	Ninth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello.

	31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

	31.2	Certification of the CFO Pursuant to 13a-14(a) under the Exchange Act

	32.1	Certification of the CEO pursuant to 18 U.S.C Section 1350

	32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE GROWTH VENTURES, INC

Dated: August 14, 2007	By:	/s/ Craig Hodgkins
Craig Hodgkins
President and Director
(Principal Executive Officer)

Date: August 14 , 2007	By:	/s/ Katherine Ostruszka
Katherine Ostruszka
Chief Financial Officer and Controller
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number    Description

10. 1	Eigth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello.

10.2	Ninth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello.

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2	Certification of the CFO Pursuant to 13a-14(a) under the Exchange Act

32.1	Certification of the CEO pursuant to 18 U.S.C Section 1350

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350