Form 10QSB
period 2007-09-30
MARINE GROWTH VENTURES INC
filed 2007-11-05
CIK 1334794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2007 - 21,739,500 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

MARINE GROWTH VENTURES, INC.
FORM 10-QSB
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Balance Sheet
As of September 30, 2007 (Unaudited) and December 31, 2006 (Audited)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$10,913	$3,947
Advance to Employee	82,000	20,000
Other Receivables	91,244	-
Prepaid Expenses	1,200	732
Loan Reserve	67,916	-
Total Current Assets	253,273	24,679

FIXED ASSETS, NET	1,493,514	1,279

INTANGIBLE ASSETS, NET	24,937	-

OTHER ASSETS
Accounting Retainer	5,000	5,000
Other Deposits	2,181	2,181
Note Receivable	180,000	-
Total Other Assets	187,181	7,181
TOTAL ASSETS	$1,958,905	$33,139

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accrued Payroll	$625,363	$367,964
Accounts Payable	268,492	102,171
Accrued Interest Payable	99,835	9,972
Accrued Expenses	92,302	105,000
Deferred Expenses	19,166	-
Other Payables	180,000	3,660
Note Payable - Other	150,000	-
Note Payable - Stockholder	714,050	194,250
Total Current Liabilities	2,149,208	783,017

LONG TERM LIABILITIES
Greystone Note Payable	1,479,167	-
Total Long Term Liabilities	1,479,167	-

TOTAL LIABILITIES	3,628,375	783,017

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued or outstanding
Common Stock, $0.00 par value, 100,000,000 shares authorized, 20,739,500 issued and outstanding	21,740	21,740
Additional Paid-In Capital	554,761	551,949
Accumulated Deficit	(2,206,289)	(1,323,567)
Accumulated Other Comprehensive Income (Loss)	(39,682)	-
Total Stockholders' Deficiency	(1,669,470)	(749,878)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY	$1,958,905	$33,139

See Accompanying Notes to Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consoldiated Statement of Operations
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007		2006	2007	2006
REVENUE
Ship Management Fees and Consulting Income		$0	$6,000	$76,308	$18,000
Ship Leasing		6,000	-	6,000	-
Total Revenue		6,000	6,000	82,308	18,000

EXPENSES
Payroll and Related Expenses		89,610	87,186	266,377	262,247
Professional Fees		82,962	45,379	165,235	171,561
General and Administrative Expenses		27,749	17,576	70,740	41,205
Selling Expenses		(54)	-	765	-
Operating Expenses		192,983	-	311,586	-
Total Expenses		393,250	150,141	814,704	475,013

LOSS FROM OPERATIONS		(387,250)	(144,141)	(732,396)	(457,013)

OTHER INCOME(EXPENSE)
Other Income		-	-	-	-
Interest (Expense)		(58,961)	-	(119,039)	-
Depreciation (Expense)		(92)	-	(276)	-
Amortization (Expense)		(4,156)	-	(8,312)	-
Sales Tax (Expense)		81,769	-	(1,013)	-
Other (Expense)		(9,453)	(3,534)	(21,687)	(6,934)
Total Other (Expense)		9,107	(3,534)	(150,327)	(6,934)

NET LOSS	$	(378,143)	$(147,675)	$(882,723)	$(463,947)

Basic and diluted loss per common share		$(0.02)	$(0.01)	$(0.04)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted		21,739,500	21,739,500	21,739,500	21,739,500

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(378,143)	$(147,675)	$(882,723)	$(463,947)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,248	(99)	8,588	427
Donated Rent & Services	937	-	2,812	-
Reserve Legal Fees	-	-	61,834	-
Conversion Gain/Loss	(8,445)	-	(39,682)	-
Changes in Operation Assets & Liabilities:
Security Deposit	180,000	-	180,000	3,660
Other Assets	-	(2,000)	-	(2,000)
Other Receivables	(6,000)	-	(6,000)	-
Sales Tax Receivable	(85,244)	-	(85,244)	-
Advance to Employee	(12,000)	-	(62,000)	-
Legal Bond	-	-	-	37,500
Prepaid Insurance	(1,057)	-	(325)	-
Prepaid Expenses	143	-	(143)	-
Accrued Payroll	95,925	80,739	257,400	220,384
Accounts Payable	143,050	5,616	166,321	43,714
Accrued Interest Payable	45,407	3,073	89,863	5,666
Other Accounts Payable	(3,896)	-	(3,660)	-
Accrued Expenses	(48,471)	29,201	(12,698)	22,461
Deferred Expenses	-	-	19,166	-
Deferred Income	-	-	-	(2,000)
Deferred Rent	331	-	-	-
Net Cash Used by Operating Activities	(73,215)	(31,145)	(306,491)	(134,135)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Costs	-	-	(13,000)	-
Legal Fees on Ship Purchase	-	-	(131,725)	-
Payment on Note Payable - Ship Purchase	(20,833)	-	(20,833)	-
Purchase of Ship Furnishings	(10,7875)	-	(10,785)	-
Note Receivable	(180,000)	-	(180,000)	-
Advances Made on Loans Receivable	-	-	-	3,143
Net Cash Provided by Investing Activities	(211,618)	-	(356,343)	3,143

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Note Payable-Stockholder	123,800	36,700	519,800	137,450
Proceeds From Note Payable - Related Party	150,000	-	150,000	-
Proceeds From Insurance Company	-	199,910	-	199,910
Net Cash Provided by Financing Activities	273,800	236,610	669,800	337,360

NET INCREASE (DECREASE) IN CASH:	(11,033)	205,465	6,966	206,368

BEGINNING CASH	21,946	4,237	3,947	3,334

ENDING CASH	$10,913	$209,702	$10,913	$209,702

SUPPLEMENTAL DISCLOSURES OF CASH ITEMS
Interest Paid	$13,554	$-	$13,554	$-
Income Taxes Paid	-	-	-	-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITES
Purchase of Fixed Assets	$-	$-	$(1,350,000)	$-
Loan Costs	-	-	(20,250)	-
Loan Reserve	-	-	(67,916)	-
Reserve Legal Fees	-	-	(61,834)	-
Note Payable - Ship Purchase	-	-	1,500,000	-

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of September 30, 2007 (Unadudited)

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

Since its inception, the Company has been dependent upon the proceeds of loans from its stockholders and the receipt of capital investments to fund its continuing activities. The Company has incurred operating losses since its inception. The Company expects to incur significant increasing operating losses over the next several years, primarily due to the expansion of its business. There is no assurance that the Company’s developmental and marketing efforts will be successful. The Company will continue to require the infusion of capital or loans until operations become profitable. There can be no assurance that the Company will ever achieve any revenues or profitable operations from the sale of its proposed products. The Company is seeking additional capital at this time. During the nine months ended September 30, 2007, the Company had a net loss of $882,723 and a negative cash flow from operations of $306,491 and as September 30, 2007, the Company had a working capital deficiency of $1,895,935 and a stockholders’ deficiency of $1,669,470. As a result of the above, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

(A)	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Marine Growth Ventures, Inc. and its wholly-owned subsidiaries, Marine Growth Finance & Charter, Inc., Inc., Sophlex Ship Management, Inc., Marine Growth Freight, Inc., Marine Aggregates, Inc., Gulf Casino Cruises, Inc., Ship Timeshare Management, Inc., Marine Growth Canada, Ltd., Fractional Marine, Inc., Cruiseship Share Owners Association, Inc. and Pacific Aurora Cruise Association, Inc. All material inter-company accounts and transactions have been eliminated in consolidation.

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

(D)	Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of September 30, 2007 and for the nine months ended September 30, 2007 and 2006 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2006 appearing in Form 10KSB filed on March 22, 2007.

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

	Quarter Ended March 31, 2007
	As
	Previously		As
	Reported	Adjustments	Restated
Consolidated Balance Sheet
Fixed Assets, Net	$1,351,187	$131,725	$1,482,912
Accumulated Deficit	(1,720,599)	164,060	(1,556,539)
Accumulated Other Comprehensive Loss	-	(32,335)	(32,335)

Consolidated Statements of Operation
Operating Loss	(275,486)	131,725	(143,761)
Other Expense	(121,547)	32,335	(89,212)
Net Loss	(397,034)	164,060	(232,974)

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

On January 5, 2006, the Company issued a revolving note (the “Note”), with an aggregate principal amount of $50,000 to a stockholder, who is also the majority member of the LLC that is the majority owner of the Company. Funds are advanced to the Company, as needed, to finance ongoing operations. The Note had a maturity date of June 30, 2006. It has been agreed that the maturity date will extend to December 31, 2006 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date. This Note bears an interest rate of 10%. Several amendments have been made in 2006 to this note increasing the aggregate amount of the note. On March 31, 2006, an amendment was issued on this note increasing the aggregate principal amount to $100,000. On June 20, 2006, a second amendment was issued on this note increasing the aggregate principal amount to $150,000. On October 6, 2006, a third amendment was issued on the revolving note increasing the aggregate principal amount to $200,000. Several amendments have been made in 2007 to this note increasing the aggregate principal amount. On January 16, 2007, a fourth amendment was issued on the revolving note increasing the aggregate principal amount to $250,000. On February 20, 2007, a fifth amendment was issued on the revolving note increasing the aggregate amount to $300,000 and extending the maturity date to February 20, 2008. On March 16, 2007, a sixth amendment was issued on the revolving note increasing the aggregate amount to $400,000. On March 26, 2007, a seventh amendment was issued on the revolving note increasing the aggregate amount to $500,000. On May 16, 2007, an eighth amendment was issued on the revolving note increasing the aggregate amount to $600,000. On July 3, 2007 a ninth amendment was issued on the revolving note increasing the aggregate principal amount to $700,000. On September 19, 2007, a tenth amendment was issued on the revolving note, increasing the aggregate principal amount to $800,000. The balance on this note is $794,550 as of October 16, 2007.

On August 1, 2007, the Company issued a revolving note (the “Note”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors. Funds are advanced to the Company, as needed, to finance ongoing operations. The Note had a maturity date of July 31, 2008. It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date. This Note bears an interest rate of 10%. On September 6, 2007 an amendment was issued on the revolving note increasing the aggregate amount to $200,000. The balance on this note is $150,000 as of October 15, 2007.

The Company utilizes space in Milwaukee, Wisconsin owned by an entity controlled by the Chairman of the Board of Directors. The fair market value of this rent is $250 per month and is recorded as $750 rent expense and a corresponding related party liability for the three month ended September 30, 2007, 2006. On September 30, 2007, this debt was forgiven and converted into additional paid in capital.

The Company utilizes employees of an entity controlled by the Chairman of the Board of Directors. In exchange for the use of these employees, an employee of the Company completes work for an entity controlled by the Chairman of the Board of Directors. The value of the work done by the employees of the entity controlled by the Chairman of the Board of Directors exceeded the value of the work of the Company’s employee by $187.50 during the three months ending September 30, 2007 and was recorded as payroll and a corresponding related party liability was recorded. On September 30, 2007, this debt was forgiven and converted into additional paid in capital.

The company is using a company owned by a stockholder, who is also the majority member of the LLC that is the majority owner of the Company for consulting services.

Note 4 - Concentration of Credit Risk

One customer accounted for the total revenue for the three months ended September 30, 2007 and 2006.  On August 28, 2007, Fractional Marine, Inc., a wholly owned subsidiary of Marine Growth Ventures, Inc., entered into a Bareboat Sub-Charter with an individual pursuant to which that individual will charter hire the M/V Babe for $6,000 per month until February 1, 2008 upon which time the individual has a purchase option. Additionally, the Company’s was the court appointed substitute custodian for the M/V Babe. The boat was arrested on January 5, 2007. On January 9, 2007 Greystone Business Credit, the plaintiff in the case against the M/V Babe, signed a maintenance and caretaking proposal of the M/V Babe with Sophlex Ship Management, Inc. The final custodial payment was made in July, 2007 and no further fees will be charged to Greystone on a monthly basis in 2007. For the three months ended June 30, 2006, the Company’s sole customer was pursuing an insurance claim for the loss of its ship in 2005. The Company aided this customer with this insurance claim for a fee of $2,000 per month. The fee was not contingent upon the customer receiving any proceeds, nor were any of fees outstanding prior to the fire contingent upon the customer receiving any insurance proceeds. This claim was completed in October, 2006 and the Company is no longer receiving the fee of $2,000 per month.

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

Note 6 - Fixed Assets

Fixed assets as of September 30, 2007 consisted of:

Office Furniture	$1,286
Computer Equipment	1,078
Ship	1,481,725
Ship Furnishings	10,782
Less: Accumulated Depreciation	(1,130)
Fixed Assets, net	$1,493,514

Depreciation expense for the three months ended September 30, 2007 and 2006 amounted to $92 and $427, respectively.

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

Note 8 - M/V Babe

On December 15, 2006 an order appointing substitute custodian was signed appointing Sophlex Ship Management, Inc. the custodian of M/V Babe. The boat was arrested on January 5, 2007. On January 9, 2007 Greystone Business Credit, the plaintiff in the case against the M/V Babe, signed a maintenance and caretaking proposal of the M/V Babe with Sophlex Ship Management, Inc. This contract ended in July, 2007.

On July 30, 2007, Fractional Marine, Inc., a wholly owned subsidiary of Marine Growth Ventures, Inc. entered into a Bareboat Charter with Greystone Maritime Holdings, LLC pursuant to which the Company would hire a ship owned by Greystone Maritime for a period of 365 days, for a monthly cost of $21,354.17, with the intent that the Company would sell the ship to a third party.

On August 28, 2007, Fractional Marine, Inc., a wholly owned subsidiary of Marine Growth Ventures, Inc., entered into a Bareboat Sub-Charter with an individual pursuant to which that individual will charter hire the M/V Babe for $6,000 per month until February 1, 2008 upon which time the individual has a purchase option.

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

Results of Operations

Since our inception, we have been dependent upon the proceeds of loans from our stockholders and the receipt of capital investment to fund our continuing activities. We have incurred operating losses since our inception. We expect to incur significant increasing operating losses over the next several years, primarily due to the expansion of our business. We will continue to require the infusion of capital until operations become profitable. We had a net loss of $882,723 and a negative cash flow from operations of $306,491 for the nine months ended September 30, 2007.

Three Months Ended September 30, 2007 and 2006:

Revenue: Revenue was $6,000 for the three months ended September 30, 2007 compared to $6,000 earned in the three months ended September 30, 2006. There was no change in the revenue amount, however, the source of the revenue was different. On August 28, 2007, Fractional Marine, Inc., a wholly owned subsidiary of Marine Growth Ventures, Inc., entered into a Bareboat Sub-Charter with an individual pursuant to which that individual will charter hire the M/V Babe for $6,000 per month until February 1, 2008 upon which time the individual has a purchase option. Additionally, Sophlex Ship Management, Inc., was appointed as the substitute custodian of M/V Babe. This boat was arrested on January 5, 2007. On January 9, 2007 Greystone Business Credit, the plaintiff in the case against the M/V Babe, signed a maintenance and caretaking proposal of the M/V Babe with Sophlex Ship Management, Inc. The final custodial payment was made in July, 2007 and no further fees will be charged to Greystone on a monthly basis in 2007. For the three months ended September 30, 2006, the Company’s sole customer was pursuing an insurance claim for the loss of its ship in 2005. The Company aided this customer with this insurance claim for a fee of $2,000 per month. The fee was not contingent upon the customer receiving any proceeds, nor were any of fees outstanding prior to the fire contingent upon the customer receiving any insurance proceeds. This claim was completed in October, 2006 and the Company is no longer receiving the fee of $2,000 per month.

Payroll and Related Expenses: Payroll and related expenses were $89,610 for the three months ended September 30, 2007 compared to $87,186 for the three months ended September 30, 2006, an increase of $2,424.

Professional Fees: Professional fees were $82,961 for the three months ended September 30, 2007 compared to $45,379 for the three months ended September 30, 2006. The increase of $37,582 is primarily due because the Company is currently pursuing opportunities in a new industry referred to as cruise timeshares, which combines traditional real estate timeshares with commercial cruise vacations.

General and Administrative Expenses: General and administrative expenses were $27,748 and $17,574 for the three months ended September 30, 2007 and 2006, respectively. General and administrative expenses increased by $10,174 in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, primarily as a result of the increase in filing fees of $7,287 and miscellaneous expenses of $2,506 incurred because the Company is currently pursuing opportunities in a new industry referred to as cruise timeshares, which combines traditional real estate timeshares with commercial cruise vacations.

Operating Expenses: Operating expenses were $192,983 for the three months ended September 30, 2007 compared to $0 for the three months ended September 30, 2006. This increase was due to the acquisition of the M/V Pacific Aurora and the custodial agreement of the M/V Babe. For the three months ended September 30, 2007, the majority of the expenses were as follows: ship insurance was $11,473, contractors were $9,451, parts and supplies were $50,726, security was $5,000, and crew related expenses were $108,344.

Other Income (Expenses): Other Income was $9,108 for the three months ended September 30, 2007 and other expenses was ($3,534) for the three months ended September 30, 2006. Other income (expenses) increased by $12,462 for the three months ended September 30, 2007. This increase was due to the acquisition of the M/V Pacific Aurora and the refund received for the sales tax paid on the purchase of the Pacific Aurora. For the three months ended September 30, 2007, bank fees were $405, finance charges were $969, interest expense was $58,961, gst/sales tax expenses had a credit of $81,770 (the Company applied for a refund of the sales tax paid on the purchase of the Pacific Aurora and this refund was approved in September, 2007), loan service fees were $8,079, amortization was $4,156, and depreciation was $92. For the three months ended September 30, 2006, bank fees were $44, finance charges were $418, and interest expense was $3,073.

Net Loss: Net loss before income taxes was $378,142 and $147,673 for the three months ended September 30, 2007 and 2006, respectively. The increase in net loss is attributed to expenses related to the purchase of the M/V Pacific Aurora.

Nine Months Ended September 30, 2007 and 2006:

Revenue: Revenue was $82,803 for the nine months ended September 30, 2007 compared to $18,000 earned in the nine months ended September 30, 2006. This increase was a result of Sophlex Ship Management, Inc., being appointed as the substitute custodian of M/V Babe. This boat was arrested on January 5, 2007. On January 9, 2007 Greystone Business Credit, the plaintiff in the case against the M/V Babe, signed a maintenance and caretaking proposal of the M/V Babe with Sophlex Ship Management, Inc. The final custodial payment was made in July, 2007 and no further fees will be charged to Greystone on a monthly basis in 2007. On August 28, 2007, Fractional Marine, Inc., a wholly owned subsidiary of Marine Growth Ventures, Inc., entered into a Bareboat Sub-Charter with an individual pursuant to which that individual will charter hire the M/V Babe for $6,000 per month until February 1, 2008 upon which time the individual has a purchase option. For the nine months ended September 30, 2006, the Company’s sole customer was pursuing an insurance claim for the loss of its ship in 2005. The Company aided this customer with this insurance claim for a fee of $2,000 per month. The fee was not contingent upon the customer receiving any proceeds, nor were any of fees outstanding prior to the fire contingent upon the customer receiving any insurance proceeds. This claim was completed in October, 2006 and the Company is no longer receiving the fee of $2,000 per month.

Payroll and Related Expenses: Payroll and related expenses were $266,377 for the nine months ended September 30, 2007 compared to $262,247 for the nine months ended September 30, 2006, an increase of $4,131.

Professional Fees: Professional fees were $165,235 for the nine months ended September 30, 2007 compared to $171,561 for the nine months ended September 30, 2006. Professional fees decreased by $6,326 in the nine months ended September 30, 2007.

General and Administrative Expenses: General and administrative expenses were $70,740 and $41,206 for the nine months ended September 30, 2007 and 2006, respectively. General and administrative expenses increased by $29,535 in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. This increase is primarily as a result of an increase in travel with the purchase of the Pacific Aurora in the amount of $10,472, an increase in telephone costs of $3,173, an increase in rent of $3,043 and an increase in corporate filings of $9,233.

Operating Expenses: Operating expenses were $311,586 for the nine months ended September 30, 2007 compared to $0 for the nine months ended September 30, 2006. This increase was primarily due the acquisition of the M/V Pacific Aurora and the custodial agreement of the M/V Babe. For the three months ended September 30, 2007, the majority of the expenses were as follows: ship insurance was $49,758, contractors were $18,818, parts and supplies were $76,438, security was $5,884, and crew related expenses were $144,874.

Other Expenses: Other Expenses were $150,326 and $6,934 for the nine months ended September 30, 2007 and 2006, respectively. Other expenses increased by $143,393 for the nine months ended September 30, 2007. This increase was due to the acquisition of the M/V Pacific Aurora. For the nine months ended September 30, 2007, bank fees were $958, finance charges were $2,272, interest expense was $119,039, gst/sales tax was $1,013, loan services fees were $17,348, depreciation was $276, amortization was $8,313 and organizational costs were $1,109. For the nine months ended September 30, 2006, bank fees were $239, finance charges were $1,029, and interest expense was $5,666.

Net Loss: Net loss before income taxes was $882,723 and $463,946 for the nine months ended September 30, 2007 and 2006, respectively. The increase in net loss is attributed to expenses related to the purchase of the M/V Pacific Aurora.

Liquidity and Capital Resources

For the nine months ended September 30, 2007, we had a negative cash flow from operations of $306,491 compared to a negative cash flow of $134,135 as of September 30, 2006, an increase of $172,356. Since inception, we have been dependent upon proceeds of loans from our stockholders and receipt of capital investment to fund our continuing activities.

For the nine months ended September 30, 2007, we had a net loss of $882,723 compared to a net loss of $463,947 for the nine months ended September 30, 2006, an increase in the net loss of $418,776.

One customer each accounted for the total revenue for the three months ended September 30, 2007 and 2006.  For the three months ended September 30, 2007, the Company’s was the court appointed substitute custodian for the M/V Babe. The boat was arrested on January 5, 2007. On January 9, 2007 Greystone Business Credit, the plaintiff in the case against the M/V Babe, signed a maintenance and caretaking proposal of the M/V Babe with Sophlex Ship Management, Inc. . This contract ended in July of 2007. For the three months ended September 30, 2006, the Company’s sole customer was pursuing an insurance claim for the loss of its ship in 2005. The Company aided this customer with this insurance claim for a fee of $2,000 per month. The fee was not contingent upon the customer receiving any proceeds, nor were any of fees outstanding prior to the fire contingent upon the customer receiving any insurance proceeds. This claim is complete and no further income is being received from this customer.

As of December 31, 2005, the Company had a note receivable of $3,143. This was a note receivable from an entity controlled by our chief operating officer and was repaid in March 2006 prior to the Company filing its SB2.

On January 5, 2006, the Company was issued a revolving note (the “Note”), with an aggregagate principal amount of $50,000 from a stockholder, who is also the majority member of the LLC that is the majority owner of the Company. Funds are advanced to the Company, as needed, to pay for ongoing operations. The Note had a maturity date of June 30, 2006. It has been agreed that the maturity date will extend to December 31, 2006 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date. This Note bears an interest rate of 10%. Several amendments were made in 2006 to this note increasing the aggregate amount of the note. On March 31, 2006, an amendment was issued on this note increasing the aggregate principal amount to $100,000. On June 20, 2006, a second amendment was issued on this note increasing the aggregate principal amount to $150,000. On October 6, 2006, a third amendment was issued on the revolving note increasing the aggregate principal amount to $200,000. Several amendments have been made in 2007 to this note increasing the aggregate principal amount. On January 16, 2007, a fourth amendment was issued on the revolving note increasing the aggregate principal amount to $250,000. On February 20, 2007, a fifth amendment was issued on the revolving note increasing the aggregate amount to $300,000 and extending the maturity date to February 20, 2008. On March 16, 2007, a sixth amendment was issued on the revolving note increasing the aggregate amount to $400,000. On March 26, 2007, a seventh amendment was issued on the revolving note increasing the aggregate amount to $500,000. On May 16, 2007, an eighth amendment was issued on the revolving note increasing the aggregate amount to $600,000. On July 3, 2007 a ninth amendment was issued on the revolving note increasing the aggregate principal amount to $700,000. On September 19, 2007, a tenth amendment was issued on the revolving note, increasing the aggregate principal amount to $800,000. The balance on this note is $794,550 as of October 16, 2007.

On August 1, 2007, the Company issued a revolving note (the “Note”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors. Funds are advanced to the Company, as needed, to finance ongoing operations. The Note had a maturity date of July 31, 2008. It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date. This Note bears an interest rate of 10%. On September 6, 2007 an amendment was issued on the revolving note increasing the aggregate amount to $200,000. The balance on this note is $150,000 as of October 15, 2007.

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

Critical Accounting Policies

Concentrations of Credit Risk

One customer accounted for the total revenue for the three months ended September 30, 2007 and 2006.  On August 28, 2007, Fractional Marine, Inc., a wholly owned subsidiary of Marine Growth Ventures, Inc., entered into a Bareboat Sub-Charter with an individual pursuant to which that individual will charter hire the M/V Babe for $6,000 per month until February 1, 2008 upon which time the individual has a purchase option. Additionally, the Company’s was the court appointed substitute custodian for the M/V Babe. The boat was arrested on January 5, 2007. On January 9, 2007 Greystone Business Credit, the plaintiff in the case against the M/V Babe, signed a maintenance and caretaking proposal of the M/V Babe with Sophlex Ship Management, Inc. The final custodial payment was made in July, 2007 and no further fees will be charged to Greystone on a monthly basis in 2007. For the three months ended June 30, 2006, the Company’s sole customer was pursuing an insurance claim for the loss of its ship in 2005. The Company aided this customer with this insurance claim for a fee of $2,000 per month. The fee was not contingent upon the customer receiving any proceeds, nor were any of fees outstanding prior to the fire contingent upon the customer receiving any insurance proceeds. This claim was completed in October, 2006 and the Company is no longer receiving the fee of $2,000 per month.

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

ITEM 3 - CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reportings and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2007 and (ii) no change in internal controls over financial reporting occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits

10. 1	Ninth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello.

10.2	Tenth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello.

10.3	Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust

10.4	First Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2	Certification of the CFO Pursuant to 13a-14(a) under the Exchange Act

32.1	Certification of the CEO pursuant to 18 U.S.C Section 1350

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE GROWTH VENTURES, INC.

Dated: November 5, 2007	By:	/s/ Craig Hodgkins
Craig Hodgkins President and Director (Principal Executive Officer)

Date: November 5, 2007	By:	/s/ Katherine Ostruszka
Katherine Ostruszka Chief Financial Officer and Controller (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10. 1	Eigth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello.

10.2	Ninth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello.

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2	Certification of the CFO Pursuant to 13a-14(a) under the Exchange Act

32.1	Certification of the CEO pursuant to 18 U.S.C Section 1350

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350