Form 10QSB/A
period 2007-03-31
MARINE GROWTH VENTURES INC
filed 2007-11-09
CIK 1334794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
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

MARINE GROWTH VENTURES, INC.
FORM 10-QSB/A
QUARTERLY PERIOD ENDED MARCH 31, 2007
TABLE OF CONTENTS

PART 1	FINANCIAL STATEMENTS	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheet as of March 31, 2007 (Unaudited & Restated)
	and December 31, 2006 (Audited)	4

	Condensed Consolidated Statements of Operations for the Three Months Ended
	March 31, 2007 (Restated) and 2006 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2007 and 2006 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements as of March 31, 2007
	(Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 3.	Controls and Procedures	15

PART II	OTHER INFORMATION	16

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

INDEX TO EXHIBITS		18

CERTIFICATIONS		19

	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act	19

	Certification of CFO Pursuant to 13a-14(a) under the Exchange Act	20

	Certification of the CEO Pursuant to 18 U.S.C. Section 1350	21

	Certification of the CFO Pursuant to 18 U.S.C. Section 1350	22

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Balance Sheet
As of March 31, 2007 (Unaudited) and December 31, 2006 (Audited)

ASSETS

	March 31, 2007 Restated	December 31, 2006
CURRENT ASSETS
Cash	$5,606	$3,947
Advance to Employee	40,000	20,000
Deferred Rent	1,888	-
Prepaid Insurance	3,973	732
Total Current Assets	51,467	24,679

FIXED ASSETS, NET	1,482,912	1,279

INTANGBILE ASSETS, NET	33,250	-

OTHER ASSETS
Accounting Retainer	5,000	5,000
Loan Reserve	67,916	-
Other Deposits	2,181	2,181
Total Other Assets	75,097	7,181

TOTAL ASSETS	$1,642,726	$33,139

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accrued Payroll	$448,702	$367,964
Accounts Payable	88,821	102,171
Accrued Interest Payable	16,327	9,972
Accrued Expenses	141,514	105,000
Other Payables	3,660	3,660
Note Payable - Stockholder	457,950	194,250
Total Current Liabilities	1,156,974	783,017

LONG TERM LIABILITIES
Greystone Note Payable	1,500,000	-
Total Long Term Liabilities	1,500,000	-

TOTAL LIABILITIES	2,656,974	783,017

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 5,000,000
shares authorized, none issued or outstanding
Common Stock, $0.00 par value, 100,000,000
shares authorized, 20,739,500 issued and outstanding	21,740	21,740
Additional Paid-In Capital	552,886	551,949
Accumulated Deficit	(1,556,539)	(1,323,567)
Accumulated Other Comprehensive Income (Loss)	(32,335)
Total Stockholders' Deficiency	(1,014,249)	(749,878)

TOTAL LIABILITIES & STOCKHOLDERS'
DEFICIENCY	$1,642,726	$33,139

See Accompanying Notes to Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consoldiated Statement of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2007 (Restated)		2006
REVENUE
Ship Management Fees and Consulting Income		$33,898	$6,000
Total Revenue		33,898	6,000

EXPENSES
Payroll and Related Expenses		88.552	88,376
Professional Fees		56,234	77,802
General and Administrative Expenses		14,878	10,482
Operating Expenses		17,995	-
Total Expenses		177,659	176,661

LOSS FROM OPERATIONS		(143,761)	(170,661)

OTHER INCOME(EXPENSE)
Other (Expense)		(89,212)	(937)
Total Other (Expense)		(89,212)	(937)

NET LOSS	$	(232,974)	$(171,598)

Basic and diluted loss per common share		$(0.02)	$(0.01)

Weighted average number of common
shares outstanding - basic an diluted		21,739,500	21,739,500

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2007 (Restated)	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(232,974)	$(171,598)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	92	263
Donated Rent & Services	937	-
Reserve Legal Fees	61,834	-
Conversion Gain/Loss	(32,335)	-
Changes in Operation Assets & Liabilities:
Advance to Employee	(20,000)	-
Accounts Receivable	-	(5,779)
Legal Bond	-	37,500
Prepaid Insurance	(3,240)	-
Accrued Payroll	80,738	69,673
Accounts Payable	(13,349)	(2,008)
Accrued Interest Payable	6.355	595
Accrued Expenses	36,514	13,080
Deferred Income	-	(2,000)
Deferred Rent	(1,888)	(1,798)
Net Cash Used by Operating Activities	(117,316)	(62,071)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan Costs	(13,000)	-
Legal Fees on Ship Purchase	(131,725)	-
Advances Made on Loans Receivable	-	3,143
Net Cash Provided by Investing Activities	(144,725)	3,143

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Note Payable-Stockholder	263,700	56,750
Net Cash Provided by Financing Activities	263,700	56,750

NET INCREASE IN CASH:	1,659	(2,178)

BEGINNING CASH	3,947	3,334

ENDING CASH	$5,606	$1,156

SUPPLEMENTAL DISCLOSURES OF CASH ITEMS
Interest Paid	$-	$-
Income Taxes Paid	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITES
Purchase of Fixed Assets	$(1,350,000)	$-
Loan Costs	(20,250)	-
Loan Reserve	(67,916)	-
Reserve Legal Fees	(61,834)	-
Note Payable - Ship Purchase	1,500,000	-

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

Since its inception, the Company has been dependent upon the proceeds of loans from its stockholders and the receipt of capital investments to fund its continuing activities. The Company has incurred operating losses since its inception. The Company expects to incur significant increasing operating losses over the next several years, primarily due to the expansion of its business. There is no assurance that the Company’s developmental and marketing efforts will be successful. The Company will continue to require the infusion of capital or loans until operations become profitable. There can be no assurance that the Company will ever achieve any revenues or profitable operations from the sale of its proposed products. The Company is seeking additional capital at this time. During the three months ended March 31, 2007, the Company had a net loss of $232,974 and a negative cash flow from operations of $117,316 and as March 31, 2007, the Company had a working capital deficiency of $1,105,507 and a stockholders’ deficiency of $1,014,249. As a result of the above, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(F) Restatements

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

Note 6 - Fixed Assets

Fixed assets as of March 31, 2007 consisted of:

Office Furniture	$1,286
Computer Equipment	1,078
Ship	1,418,725
Less: Accumulated Depreciation	(1,776)

Fixed Assets, net	$1,482,913

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

Results of Operations

Since our inception, we have been dependent upon the proceeds of loans from our stockholders and the receipt of capital investment to fund our continuing activities. We have incurred operating losses since our inception. We expect to incur significant increasing operating losses over the next several years, primarily due to the expansion of our business. We will continue to require the infusion of capital until operations become profitable. We had a net loss of $232,974 and a negative cash flow from operations of $117,316 for the three months ended March 31, 2007.

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

Professional Fees: Professional fees were $56,234 for the three months ended March 31, 2007 compared to $77,802 for the three months ended March 31, 2006. Professional fees decreased by $21,568 in the three months ended March 31, 2007. Legal fees were $22,690 and $13,298 for the three months ended March 31, 2007 and 2006, respectively. The decrease in legal fees of $9,392 is primarily due to the reduction in the SB2 audit/review work. Accounting fees were $32,149 and $64,504 for the three months ended March 31, 2007 and 2006, respectively. The decrease in accounting fees of $32,355 is primarily due to the reduction in the SB2 audit/review work. In the three months ended March 31, 2007 there were other professional fees incurred of $1,396.

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

Other Expenses: Other Expenses were $89,212 and $937 for the three months ended March 31, 2007 and 2006, respectively. Other expenses increased by $88,275 for the three months ended March 31, 2007. For the three months ended March 31, 2007, bank fees were $210, finance charges were $538, interest expense was $6,355, ship sales tax was $81,000, and organizational costs were $1,109. For the three months ended March 31, 2006, bank fees were $190, finance charges were $152, and interest expense was $595.

Net Loss: Net loss before income taxes was $232,974 and $171,598 for the three months ended March 31, 2007 and 2006, respectively. The increase in net loss is attributed to expenses related to the purchase of the M/V Pacific Aurora.

Liquidity and Capital Resources

For the three months ended March 31, 2007, we had a negative cash flow from operations of $117,316 compared to a negative cash flow of $62,071 as of March 31, 2007, a decrease of $55,245. Since inception, we have been dependent upon proceeds of loans from our stockholders and receipt of capital investment to fund our continuing activities.

For the three months ended March 31, 2007, we had a net loss of $232,974 compared to a net loss of $171,598 for the three months ended March 31, 2006, an increase in the net loss of $61,376.

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

MARINE GROWTH VENTURES, INC.

Date: November 9, 2007	By:	/s/ Craig Hodgkins
Craig Hodgkins
President and Director (Principal Executive Officer)

Date: November 9, 2007	By:	/s/ Katherine Ostruszka
Katherine Ostruszka
Chief Financial Officer and Controller (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number    Description

10.1	Fourth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello.

10.2	Fifth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello.

10. 3	Sixth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello.

10.4	Seventh Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello.

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2	Certification of the CFO Pursuant to 13a-14(a) under the Exchange Act

32.1	Certification of the CEO pursuant to 18 U.S.C Section 1350

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350