Form 10KSB
period 2007-12-31
MARINE GROWTH VENTURES INC
filed 2008-04-11
CIK 1334794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

 (Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  ☐  No  ☒

The Issuer's revenues for the year ending December 31, 2007 were $158,236.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of December 31, 2007, the aggregate market value of voting stock held by non-affiliates was $1,182,750, based on the closing prices as quoted on the OTC Bulletin Board under the symbol “MGRW”, of $0.75.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 13, 2008 – 21,739,500 shares of common stock.

MARINE GROWTH VENTURES, INC.
FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Organizational History

We are a specialized holding company engaged in various marine industry operations. Our current primary operation, conducted through our wholly-owned subsidiary, Sophlex Ship Management, Inc., is providing ship crewing and management services to vessel owners and operators in the United States and abroad. In addition, through our other wholly-owned subsidiaries we are attempting to provide financing to businesses in the marine industry, ship crewing and management services to vessel owners and operators in the United States and abroad, and we are in the process of entering into a new industry involving the sale of timeshare opportunities on cruise ships, similar to real estate timeshares. Our website address is http://www.marinegrowthventures.com.

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

In addition, we are also pursing other opportunities in the shipping industry.

Crewing and Management Services

Currently our primary business is to provide ship crewing and management services to vessel owners and operators in the United States and abroad. Although as of the date hereof we are not providing such services to any vessels, we have provided ship crewing and management services to eight different vessels since 1998. These services are provided by our wholly-owned subsidiary Sophlex Ship Management, Inc., which is an International Safety Management Code certified company holding a Document of Compliance issued by the American Bureau of Shipping to operate vessels worldwide. This certification authorizes us to operate any ship anywhere in the world. A DOC (Certificate of Compliance) is applied for and is held for each country in which the ship is under its Flag.

Our crewing services consist of supplying sea staff to our clients. To ensure the qualifications of the staff a prerequisite to hiring our crew is to check that each of the crew members has all the required regulatory training and certificates. Generally we provide crews for ships that we manage, but we also provide crews to vessels operated by other entities, for which we do not provide management services, upon request. When providing crew services we generally charge a fee for each crew member provided. We usually obtain management customers who come to us either in the process of purchasing a ship or shopping for a ship. We assist the customers in this process, which usually requires our inspection of the ship. Once the purchase is made we can provide a crew to deliver the ship to the buyer’s location anywhere in the world. Once the ship is delivered our goal is to try to be retained to provide continuing management services for the vessel.

In order to be able to provide crewmembers, we maintain relationships with employment agencies in the Philippines, Ukraine, Honduras and Mexico and currently have an agreement with an agency in China. These agencies provide highly qualified and licensed marine crew at all skill levels, many of whom have experience in operating both United States and foreign flag vessels. We are therefore able to deploy qualified, responsible crew to our clients’ operations on an expedited basis. These agencies are compensated for their services by either charging the crew member a fee that is paid up front or garnished from future wages, by charging us a monthly fee ranging from $25 to $50 per employee or by charging us an upfront fixed fee which ranges from $100 to $300 per employee contract.

In addition to the provision of crew services, we provide our clients with general management services including the following:

•	purchasing new vessels or second-hand vessels (we have assisted in the purchase of two vessels);
•
vessel maintenance ensuring compliance with all safety and environmental rules and procedures (we have assisted in ensuring compliance with all safety and environmental rules and procedures of four vessels);

•	shipyard supervision of new vessels and conversion projects (we have assisted in three conversion projects);
•	assist in devising and obtaining optimal insurance coverage and management of insurance related matters (we have assisted in two insurance programs); and
•	assist in arranging for client’s financing needs (assisted in one financing package).

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

In connection with our management services, we often provides technical personnel for a wide range of inspection services, such as feasibility, pre-sale condition, pre-scrapping condition, estimate of work or shipyard package.  These services may lead to a contract for us to convert the ship and ultimately provide long-term management services for the ship. Generally these services requires us to identify a ship for the customers needs and determine the suitability of the vessel for proposed project and the pre-sale condition of the vessel. The term “pre-sale condition” refers to the condition of the vessel before an offer or any negotiation is done with respect to a vessel, while “pre-scrapping condition” refers to the condition and general value the ship will have at the end of its usable life. To convert a ship means to change the ships useful purpose from it intended original purpose. For example, a ferry designed to transport cars and trucks can be converted into a casino ship by putting a casino into the former car deck area. This form of conversion requires ship management expertise to ensure that the converted vessel obtains all proper certifications, which allow it to operate safely and legally.

In addition, we have a record of available ships and an ability to locate additional ships.  Therefore, when potential customers contact us seeking a vessel, after ascertaining the type of vessel being sought we are able to assist the customer in obtaining a vessel that suits their needs by identifying and inspecting an appropriate vessel.   We will use these contacts as leads so we can provide conversion management and financing services.  Conversion management means we will (1) suggest initial design changes to make a ship suitable for its proposed use, (2) prepare a specification for ship yard conversion, (3) mange the specification during ship yard conversion, and (4) deliver the final vessel to the customer.

We also provide "Custodial Services."  When a ship is confiscated for any number of reasons, we work with local maritime lawyers to obtain a contract to "hold" the ship for the Federal Court.  This refers to a Federal “custodian” service. When a ship gets “arrested” for any reason (most commonly it is non payment of bills for goods and services) the vendor or a group of vendors can apply to the Federal Court to “arrest the vessel.” With this application they must propose a custodian for the vessel. The custodian takes possession of the vessel and preserves and protects it for the Federal Marshall until the court proceeding is completed. This can take anywhere from days to years. These contracts generally last from a few hours to one to two years depending on the case.  Since daily rates charged for Custodial Services are senior to all other creditors liens we are generally assured of payment.

Financing Services

We have begun providing financing solutions to companies involved in the marine industry. Due to the nature of the assets of vessel owners, obtaining adequate financing in the marine industry can often be challenging. Through our experience we are able to work with the companies in arranging for the financing that they need. So far we have issued a note for up to $2,000,000 in financing for a borrower that needed to repair a cruise vessel purchased to provide tourist services focusing on Taiwan. We obtained initial funds to provide this financing through a Revolving Secured Note, with an aggregate principal amount of up to $500,000, loaned to us by Frank Crivello. We then secured this financing with the general assets of the borrower’s business as well as a first preferred ship’s mortgage on the cruise vessel purchased by the borrower. However we only advanced $411,165.66 to the borrower before the borrower defaulted on this financing arrangement.. On December 30, 2004, the Company declared the borrower in breach of the Note for not providing required information or making the required payments under the Note. In January 2005, the Company commenced a lawsuit against Royal Pacific (aka Riveria I) for defaulting on its financing agreement with the Company. The Company arrested the boat in Spain and filed a claim in the United States District Court for the Southern District of Florida to foreclose on the first preferred ship’s mortgage that the Company held. A settlement was reached and paid by Riveria I in April 2005.

We anticipate generating financing revenue in the following ways:

•	Loan Origination Fees - This is a fee for originating a loan. We may simultaneously, or at a later date, sell the loan to a third-party, or sell participation interests in the loan.
•	Loan Placement Fees - This is a fee for arranging financing to be funded by a third party.
•	Loan Servicing Fees - This is a fee for servicing/monitoring the loan provided by a third party on a monthly basis.
•	Rate Arbitrage Income - This is the income derived from the difference between our borrowing costs, and the interest rate charged to the borrower.
•	Credit Enhancement Fees - This is a fee for providing a guarantee or additional collateral to a third-party's loan.

Cruise Timeshares

We have purchased a ship named the “PACIFIC AURORA” for our timeshare at sea program. The “PACIFIC AURORA’ is a 188 foot Canadian flagged cruise ship. We have reached and signed an agreement with Destiny Cruise Ventures to provide us with marketing and sales broker services to sell timeshare periods on our vessel. In addition we have signed an Affiliation Agreement with Resorts Condominium International (RCI) which allows our customers to expand their vacation choices by exchanging points. We were also pleased to announce our ship was assigned “Gold Crown” status by RCI after the ship was inspected by them.

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

Our Solution

The cruise timeshare concept is an attempt to extend the benefits of a timeshare vacation by uniting the best attributes of quality real estate timeshares and better cruises. The cruise timeshare product offers consumers of real estate timeshares with benefits that would not be available with traditional timeshares, including:

•	all inclusive vacations which include meals and other services at no additional cost;
•	the ability to avoid adverse weather on a seasonal basis; and
•	the ability to enjoy different localities without the need to trade for use of other real estate properties.

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

In addition, the cruise timeshare product offers consumers of commercial cruise vacations benefits that would not be available with traditional commercial cruises, including:

•	the projected costs of a cruise timeshare vacation would cost less than a comparable commercial cruise vacation;
•	cruise timeshare ownership and/or use can be loaned, given away or sold by the purchasers;
•	based upon predetermined preferences, purchasers of cruise timeshares will be able to receive their preference for food, beverage and recreational services.

Our Strategy

We will sell timeshare intervals aboard our company owned vessel.

In addition to our agreement with Destiny Cruise Ventures, we have created initial trip itineraries, have begun preliminary discussions with other timeshare companies for bulk sales of blocks of rooms in order to obtain quicker cash flow from operations and we have been approved by the State of Florida to sell timeshares. Florida is the only State that has legislation in place governing the sale of timeshares.

The cruise timeshares to be sold by us will consist of the right to one seven-day cruise for two per year for a minimum period of 10 years. Due the ability of the cruise ship to change localities depending on the weather and the seasons there will be no “high” or “low” season, as is found with real estate time shares and the purchase price for the timeshare will therefore be based upon the cabin categories which will take into account the different sizes, location on the ship and general configurations.

We have purchased a cruiseship suitable for timeshares.  This vessel has 34 cabins which translates into 50 seven-day timeshares or 1700 timeshares available for this ship. We intend to utilize the remaining two weeks of the year for maintenance purposes. The retail purchase price of a cruise time share will be approximately $18,000. However, we anticipate offering incentive discounts to customers who purchase units in our cruise timeshare early in amounts to be determined at management’s discretion. In addition to the initial purchase costs, we anticipate that annual maintenance fees will average between approximately $1,000 and $1,400 per timeshare, which fees will vary depending upon the cabin category of the timeshare purchased.

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

The travel itinerary for the cruise vessel will be within Canadian Waters. The itineraries of the cruise vessel will be port oriented, with minimal time spent at sea in order to allow for port visits of 10 to 20 hours and sometimes longer. This will provide timeshare purchasers with an opportunity to enjoy more shore activities and be able to avail themselves of any local amenities.

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

Prospective buyers will be targeted based upon existing lists of potential real estate timeshare purchasers and/or commercial cruise customers. These existing lists or lists of timeshare and cruise purchasers and customers which we have assembled from (a) our own lists that have been acquired while selling real estate and cruise timeshares, (b) cooperating and participating timeshare sales organizations that have acquired list in the same manner, (c) timeshare exchange companies, (d) retail and other travel entities participating in cruise timeshare sales, (e) list companies that sell us specific lists, such as lists of consumers that own a timeshare and have taken a cruise, (f) lead generating programs such as trade shows and other advertising and promotions, and (g) otherwise as opportunities arise. We believe our present marketing capabilities, which includes the experience of Destiny Cruise Ventures are sufficient to produce prospective buyers .

Once full service operations begin, the cruise vessel will be utilized to provide commercial cruises where cruise customers will be afforded with an opportunity to purchase a cruise timeshare. In addition, customers of other cruise ships and vacationing visitors at the cruise vessel’s ports of call will be given tours of the cruise vessel and provided with an opportunity to purchase a cruise timeshare. Advertising and promotions will be targeted towards special interest medias utilized by those in the vacation industry, including direct mailings, our website and organized sales seminars.

Competition

We believe that there is no direct competitor in the cruise timeshare industry and we are the first timeshare cruise ship to be approved by the State of Florida. However, real estate timeshares, commercial cruises and vacation exchange companies will all compete with us for customers.

Vacation exchange companies, like Resorts Condominium International and Interval International, place points on their real estate timeshares. They then allow customers who are eligible to trade these points for some commercial cruises so that customers can expand their vacation choices. Commercial cruises traditionally have a higher markup for amenities than real estate timeshare properties. By contrast, amenities and services will be provided to our cruise timeshare customers on a cost basis. Our customers will pay directly for these services in the form of yearly dues so there is no incentive to make additional profits on these services. Our cruise timeshares will be associated with a vacation club which will permit real estate time share owners to exchange their weekly real estate time share for use of a cruise timeshare and we expect to join a vacation club that will allow our customers to trade their cruise timeshare weeks for use of real estate timeshare properties that participate in the same programs. While we will not be administering any of these exchange programs or obtain any revenues from such programs, the access of our cruise timeshare customers to these programs adds value to cruise timeshares units we will be offering for sale.

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

Government Regulation

Federal Regulation

We do not believe that we are currently subject to U.S. federal regulation in connection with our current operations; however, to the extent that we operate vessels in United States territorial waters our vessels will be subject to regulation by the United States Coast Guard. Our cruise timeshare vessel would be subject to United States Coast Guard regulations if it enters U.S. waters and ports. These regulations primarily relate to passenger safety.  Sophlex has extensive experience and expertise in adhering to these regulations.

State Regulation

Although real estate timeshare sales personnel must normally have a real estate license, a cruise timeshares does not involve real estate, and are considered a sale of personal property, for which sales personnel are not required to be licensed. However, we anticipate that we will generally attempt to comply with state real estate offering requirements, although the materials will not be reviewed by the states by complying with real estate timeshare regulations when no State registration requirements or applicable statutes exist. This will require us to provide a "generic" disclosure statement (offering circular) modeled after formats used in Florida, where registration is required. Key consumer protection issues will be adhered to the extent not prevented because the product is a cruise ship, although not a requirement, such as providing a "waiting period" during which time a buyer can cancel a purchase.

In addition, prior to the sale of a real estate timeshare, sellers normally must file a registration containing a public offering statement in each state in which it desires to sell timeshares. However, in most states this obligation does not currently extend to the sales of cruise timeshares, since they are considered sales of personal property. While other states are considering the enactment of legislation governing the sale of cruise timeshares, the only state currently requiring registrations for the sale of cruise timeshares is Florida. MGC  has completed documentation necessary for a full registration of a public offering statement in Florida, which has been approved by Florida and even though not required elsewhere, we will continue to provide buyers at every location with documentation similar to that required by Florida.

Risks Related to Our Business

We Have A History Of Operating Losses And Accumulated Deficit. There Is No Certainty That We Will Ever Achieve Profitability.

We have incurred operating losses of $2,811,861 since inception. We expect to incur significant increases in operating losses over the next several years, primarily due to the expansion of our operations into the cruise timeshare industry. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. Our ability to achieve profitability depends upon our ability to develop our cruise vessel timeshare operations. There can be no assurance that we will ever achieve any revenues or profitable operations from the sale of our timeshare products.

We have substantial doubt about our ability to continue as a going concern.

As we note in our consolidated balance sheets as of December 31, 2007 and our related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007, we have experienced, and expect to continue to experience, recurring net losses, negative cash flows from operations, limited amount of funds on our balance sheet. Accordingly, we have substantial doubt about our ability to continue as a going concern. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

Concentration of Credit.

Separate, singular customers accounted for the total revenue for the twelve months ended December 31, 2007 and 2006.  On August 28, 2007, Fractional Marine, Inc., a wholly-owned subsidiary of Marine Growth Ventures, Inc., entered into a Bareboat Sub-Charter with an individual pursuant to which that individual will charter hire the M/V Babe for $6,000 per month until February 1, 2008 upon which time the individual has a purchase option.

Additionally, the Company was the court appointed substitute custodian for the M/V Babe. The boat was arrested on January 5, 2007. On January 9, 2007 Greystone Business Credit, the plaintiff in the case against the M/V Babe, signed a maintenance and caretaking proposal of the M/V Babe with Sophlex Ship Management, Inc. The final custodial payment was made in July, 2007 and no further fees will be charged to Greystone on a monthly basis in 2007.

Additional Financing Will Be Necessary For The Implementation Of Our Cruise Timeshare Operations

We currently do not have operations with which to finance the development of our cruise timeshare operations.

Furthermore, once we have obtained a vessel and commence our cruise timeshare operations, there can be no assurance that we will generate revenues from operations. Failure to generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. Accordingly, we may be required to obtain additional private or public financing including debt or equity financing and there can be no assurance that such financing will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

A Downturn In Economic Conditions Could Adversely Affect Our Business.

The vacation and leisure industry historically has been subject to substantial cyclical variations, and its business typically relies upon the expenditure of consumer discretionary income. During times of market instability less discretionary income is spent on extravagant vacations or travel plans. A significant downturn in the United States or global economy or any other uncertainties regarding future economic prospects could affect consumer-spending habits. This would have a material adverse impact on our operations and financial results, since consumers may not be willing to invest in the purchase of our cruise timeshares

We May Be Unable To Manage Our Growth Or Implement Our Expansion Strategy.

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

In addition to revenues from vessel management service operations, we expect to generate revenues through the sale of timeshares to a cruise vessel.  The purchase price for a timeshare is initially targeted at $18,000, with annual dues between $1,000 and $1,400 for a minimum period of 10 years. As of December 31, 2007, we have not made any timeshare sales, and we have received limited indications from individuals in the vacation and cruise industries as to the commercial acceptability of our cruise timeshare program and fees. As we expand into the cruise timeshare industry, we will be required to make significant capital expenditures, including the purchase and refurbishment of a cruise vessel and to add additional employees. The sale of timeshares is subject to several risks including but not limited to; pricing of commercial cruises and real estate timeshare properties, the perceived value of the cruise timeshare, our ability to acquire and maintain a vessel attractive to prospective members, as well as national and international economic conditions. Therefore, we cannot predict whether we will be successful in selling our cruise timeshare concept, whether our pricing structures for timeshares will be profitable or whether we will be able to sell timeshares in sufficient quantities. If our pricing is inadequate to general a profit or we are unable to sell timeshares in sufficient quantities, our operations will be negatively impacted.

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

We Are Dependent Upon Key Personnel And Consultants And The Loss Of Any Key Member Of This Team Could Have A Material Adverse Effect On Our Business.

Our success is heavily dependent on the continued active participation of our current executive officers listed under “Management.” Loss of the services of one or more of these officers could have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among companies in the communications industry is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on us. Our inability to attract and retain the necessary personnel and consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.

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

Risks Related To Our Stock

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

We had no significant business operations until our acquisition of Sophlex Ship Management, Inc. on September 1, 2004. In light of the fact that there are no other business models that management can look to in the formation and operation of a cruise timeshare business operation, there can be no assurance that our proposed operations will be implemented successfully or that we will ever have profits. If we are unable to sustain our operations, you may lose your entire investment. We face all the risks inherent in a new business, which include the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management's potential underestimation of initial and ongoing costs. As a new business, we may encounter delays and other problems in connection with the operations that we implement. We also face the risk that we will not be able to effectively implement our business plan. In evaluating our business and prospects, these difficulties should be considered. If we are not effective in addressing these risks, we will not operate profitably and we may not have adequate working capital to meet our obligations as they become due. This may cause our stock price to decline and result in a loss of a portion or all of your investment.

We Will Need To Raise Additional Equity Or Debt Financing In The Future.

We will need to raise financing in the future to fund our operations. If successful in raising additional financing, we may not be able to do so on terms that are not excessively dilutive to our existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse affect on our financial performance, balance sheet and stock price and require us to implement cost reduction initiatives and curtail or cease operations. This may cause our stock price to decline and result in a loss of a portion or all of your investment.

The cruise vessel timeshare business concept may be commercially viable which could result in a decline of our stock price and a loss of your investment.

The cruise vessel timeshare business concept is still in the development stage. Further marketing efforts will be required to determine whether it will be profitable for the Company. We may not succeed in developing the concept into a profitable business for the Company. If we are not successful in developing a profitable business for the Company with the cruise timeshare concept, our ability to generate revenues will be severely limited. This could have a material adverse affect on our business and operating results and cause our stock price to decline, resulting in a loss of a portion or all of your investment.

Our common stock has experienced in the past, and is expected to experience in the future, significant price and volume volatility, which substantially increases the risk that you may not be able to sell your shares at or above the price that you pay for the shares.

Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

•	variations in our quarterly operating results;
•	our ability to successfully market and sell cruise vessel timeshares;
•	changes in market valuations of similar companies;
•	announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	additions or departures of key personnel; and
•	fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the Over-the-Counter Bulletin Board and technology stocks in particular, have experienced extreme price and volume fluctuations. In some cases these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price regardless of our operating performance. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this prospectus is not necessarily an indicator of what the trading price of our common stock might be in the future. In the past, class action litigation has often been brought against companies following periods of volatility in the market price of those companies’ common stock. If we become involved in this type of litigation in the future it could result in substantial costs and diversion of management attention and resources, which could have a further negative affect on your investment in our stock.

Our issuance of common stock at a price below prevailing trading prices at the time of issuance may cause our stock price to decline.

Currently outstanding options, convertible notes and warrants, as well as other convertible securities that we may issue in the future, may result in shares being issued for consideration that is less than the trading price of our common stock at the time the shares are issued. We may also issue shares in the future at a discount to the trading price of our common stock. Any such below market issuances, or the potential for such issuances, could cause our stock price to decline.

Shares of our common stock may be subject to price illiquidity and volatility because our shares may continue to be thinly traded and may never become eligible for trading on Nasdaq or a national securities exchange.

Although a trading market for our common stock exists, the trading volume has not been significant and an active trading market for our common stock may never develop. There currently is no analyst coverage of our business. As of March 13, 2008, 21,739,500 common shares were issued and outstanding. Furthermore, the average three month trading volume for our common shares has been approximately 572,500 (or approximately 2.6% of the total outstanding. The trading volume of our shares will continue to be limited due to resale restrictions under applicable securities laws and the fact that approximately 92.75% of our outstanding shares are held by our officers and directors. As a result of the limited trading market for our common stock and the lack of analyst coverage, the market price for our shares may continue to fluctuate significantly and will likely be more volatile than the stock market as a whole. There may be a limited demand for shares of our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the OTC Bulletin Board, lack of analyst coverage of our common stock and limited trading market for our common stock. As a result, even if prices appear favorable, there may not be sufficient demand to complete a stockholder’s sell order. Without an active public trading market or broader public ownership, shares of our common stock are likely to be less liquid than the stock of public companies with broad public ownership and an active trading market, and any of our stockholders who attempt to sell their shares in any significant volumes may not be able to do so at all, or without depressing the publicly quoted bid prices for our shares.

While we may, at some point, be able to meet the requirements necessary for our common stock to be listed on the Nasdaq stock market or on another national securities exchange, we cannot assure you that we will ever achieve such a listing. Listing on one of the Nasdaq markets or one of the national securities exchanges is subject to a variety of requirements, including minimum trading price and minimum public “float” requirements. There are also continuing eligibility requirements for companies listed on national securities exchanges. If we are unable to satisfy the initial or continuing eligibility requirements of any such market, then our stock may not be listed or could be delisted. This could result in a lower trading price for our common stock and may limit your ability to sell your shares, which could result in you losing some or all of your investment.

The so-called “penny stock rule” makes it cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid which could cause the price of our stock to decline.

Trading of our common stock on the OTC Bulletin Board is subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the “penny stock” rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Because our common stock has historically traded below $5.00 per share, it is deemed to be a penny stock, and consequently trading in our stock is subject to additional sales practice requirements on broker-dealers.

These require a broker-dealer to:

•	make a special suitability determination for purchasers of our shares;
•	receive the purchaser’s written consent to the transaction prior to the purchase; and
•	deliver to a prospective purchaser of our stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, the penny stock rules restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, prospective investors may not want to get involved with the additional administrative requirements which may have a material adverse effect on the trading of our shares.

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

We lease our main office which is located at 405-A Atlantis Road, Cape Canaveral, Florida 32920. The lease has a term of 24 months, which began on September 1, 2007 and expires on August 31, 2009, which includes options to renew. We currently pay rent and related costs of $2,382.94 per month, which amount is to be increased 3% on each anniversary of the lease.

We also lease a second office located in Corpus Christi, Texas. We lease approximately 372 square feet of office space based upon a verbal month-to-month lease, and pay rent and related costs of $331 per month.

We are not dependent on a specific location for the operation of our business.

Item 3.	Legal Proceedings

We are not currently a party to any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of security holders during this reporting period.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Our common stock has been trading publicly on the OTC Bulletin Board under the symbol "MGRW" since July, 2007. The table below sets forth the range of quarterly high and low closing sales prices for our common stock on the OTC Bulletin Board during the calendar quarters indicated. The quotations reflect inter-dealer prices, without retail mark-ups, markdowns, or conversion, and may not represent actual transactions.

COMMON STOCK

2007
Third Quarter	0.90	0.30
Fourth Quarter	0.90	0.40

The transfer agent for our common stock is:
Interwest Transfer
1981 East 4800 South, Suite 100
Salt Lake City, UT 84117

Dividend Policy

Our payment of dividends, if any, in the future rests within the discretion of the Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant factors. We have not paid any dividends since our inception and do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business. There are no provisions in our articles of incorporation or bylaws that restrict us from declaring dividends. However, agreements we may enter into in connection with debt financing in the future may restrict our ability to declare dividends, without lenders consent.

Equity Compensation Plan Information

 The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	-0-	-0-

Item 6 - Management’s Discussion and Analysis

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

We had no significant business operations until our acquisition of Sophlex on September 1, 2004. Sophlex, which was founded in 1999, and provides ship crewing and management services to vessel owners and operators in the United States and abroad. Our Chief Operating Officer was the founder and the sole shareholder of Sophlex prior to the acquisition.

We are also currently pursuing opportunities to develop cruise vessels for a new industry referred to as cruise timeshares, which combines the traditional real estate timeshares concept with commercial cruise vacations. Purchasers of cruise timeshares will receive the right to a seven-day cruise each year for up to a period of 15 years aboard a cruise ship purchased by the Company.

Results of Operations

Since our inception, we have been dependent upon the proceeds of loans from our stockholders and the receipt of capital investment to fund our continuing activities. We have incurred operating losses since our inception. We expect to incur significant increasing operating losses over the next several years, primarily due to the expansion of our business. We will continue to require the infusion of capital until operations become profitable. We had a net loss of $1,488,295 and a negative cash flow from operations of $655,544 for the twelve months ended December 31, 2007.

Twelve Months Ended December 31, 2007 and 2006:

Revenue: Revenue was $158,236 for the twelve months ended December 31, 2007 compared to $20,000 earned in the twelve months ended December 31, 2006. This increase was a result of Sophlex Ship Management, Inc., being appointed as the substitute custodian of M/V Babe. This boat was arrested on January 5, 2007. On January 9, 2007 Greystone Business Credit, the plaintiff in the case against the M/V Babe, signed a maintenance and caretaking proposal of the M/V Babe with Sophlex Ship Management, Inc. The final custodial payment was made in July, 2007 and no further fees will be charged to Greystone on a monthly basis in 2007. On August 28, 2007, Fractional Marine, Inc., a wholly owned subsidiary of Marine Growth Ventures, Inc., entered into a Bareboat Sub-Charter with an individual pursuant to which that individual charter hired the M/V Babe for $6,000 per month until February 1, 2008 at which time the individual has a purchase option. As of February 21, 2008, the individual has not paid the monthly lease payment for January and February 2008, the security deposit, or secured financing for the purchase of the ship.  The individual is in default of the bareboat sub-charter. The individual, however, is in talks with the Company to extend the agreement.  The Company has prepared the required documentation to foreclose on the collateral for the security deposit, if an agreement is not reached.  For the nine months ended September 30, 2006, the Company’s sole customer was pursuing an insurance claim for the loss of its ship in 2005. The Company aided this customer with this insurance claim for a fee of $2,000 per month. The fee was not contingent upon the customer receiving any proceeds, nor were any of fees outstanding prior to the fire contingent upon the customer receiving any insurance proceeds. This claim was completed in October, 2006 and the Company is no longer receiving the fee of $2,000 per month.

Payroll and Related Expenses: Payroll and related expenses were $360,764 for the twelve months ended December 31, 2007 compared to $351,046 for the twelve months ended December 31, 2006, representing an increase of $9,718.

Professional Fees: Professional fees were $356,478 for the twelve months ended December 31, 2007 compared to $202,841 for the twelve months ended December 31, 2006. Professional fees increased by $153,637 in the twelve months ended December 31, 2007. These fees increased due to the creation and documentation of the legal materials necessary for the cruise share timeshares.

General and Administrative Expenses: General and administrative expenses were $104,690 and $61,562 for the twelve months ended December 31, 2007 and 2006, respectively. General and administrative expenses increased by $43,128 in the twelve months ended December 31, 2007 as compared to the twelve months ended December 31, 2006. This increase is primarily as a result of an increase in travel with the purchase of the Pacific Aurora in the amount of $10,436, an increase in telephone costs of $3,432, an increase in rent of $2,189, an increase in investor relations fees of $15,000 and an increase in expenses related to corporate filings with the SEC and others of $8,897.

Operating Expenses: Operating expenses were $452,442 for the twelve months ended December 31, 2007 compared to $570 for the twelve months ended December 31, 2006. This increase was primarily due the acquisition of the M/V Pacific Aurora and the custodial agreement of the M/V Babe. For the twelve months ended December 31, 2007, the majority of the expenses were as follows: ship insurance was $62,376, contractors were $19,430, parts and supplies were $156,856, security was $5,884, and crew related expenses were $180,420.

Other Expenses: Other Expenses were $225,856 and $11,855 for the twelve months ended December 31, 2007 and 2006, respectively. Other expenses increased by $214,002 for the twelve months ended December 31, 2007. This increase was due to the acquisition of the M/V Pacific Aurora. For the twelve months ended December 31, 2007, bank fees were $2,062, finance charges were $3,181, interest expense was $180,655, gst/sales tax was $183, loan services fees were $26,198, amortization was $12,469 and organizational costs were $1,109. For the twelve months ended December 31, 2006, bank fees were $322, finance charges were $1,561, and interest expense was $9,972.

Net Loss: Net loss before income taxes was $1,488,295 and $607,882 for the twelve months ended December 31, 2007 and 2006, respectively. The increase in net loss is attributed to expenses related to the purchase of the M/V Pacific Aurora.

Liquidity and Capital Resources

For the twelve months ended December 31, 2007, we had a negative cash flow from operations of $655,544 compared to a negative cash flow of $196,780 as of December 31, 2006, an increase in the negative cash flow of $458,764. Since inception, we have been dependent upon proceeds of loans from our stockholders and receipt of capital investment to fund our continuing activities.

For the twelve months ended December 31, 2007, we had a net loss of $1,488,295 compared to a net loss of $607,882 for the twelve months ended December 31, 2006, an increase in the net loss of $880,413.

Separate, singular customers accounted for the total revenue for the twelve months ended December 31, 2007 and 2006.  On August 28, 2007, Fractional Marine, Inc., a wholly-owned subsidiary of Marine Growth Ventures, Inc., entered into a Bareboat Sub-Charter with an individual pursuant to which that individual will charter hire the M/V Babe for $6,000 per month until February 1, 2008 upon which time the individual has a purchase option. As of March 31, 2008, the individual has not paid the monthly lease payment for January and February 2008, the security deposit, or secured financing for the purchase of the ship.  The individual is in default of the bareboat sub-charter. The individual, however, is in talks with the Company to extend the agreement.  The Company has prepared the required documentation to foreclose on the collateral for the security deposit, if an agreement is not reached.

Additionally, the Company was the court appointed substitute custodian for the M/V Babe. The boat was arrested on January 5, 2007. On January 9, 2007 Greystone Business Credit, the plaintiff in the case against the M/V Babe, signed a maintenance and caretaking proposal of the M/V Babe with Sophlex Ship Management, Inc. The final custodial payment was made in July, 2007 and no further fees will be charged to Greystone on a monthly basis in 2007.

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

On January 5, 2006, the Company issued a revolving note (the “Note”), with an aggregate principal amount of $50,000 to a stockholder, who is also the majority member of the LLC that is the majority owner of the Company. Funds are advanced to the Company, as needed, to finance ongoing operations. The Note had a maturity date of June 30, 2006. It has been agreed that the maturity date will extend to December 31, 2006 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date. This Note bears an interest rate of 10%. Several amendments have been made in 2006 to this note increasing the aggregate amount of the note. On March 31, 2006, an amendment was issued on this note increasing the aggregate principal amount to $100,000. On June 20, 2006, a second amendment was issued on this note increasing the aggregate principal amount to $150,000. On October 6, 2006, a third amendment was issued on the revolving note increasing the aggregate principal amount to $200,000. Several amendments have been made in 2007 to this note increasing the aggregate principal amount. On January 16, 2007, a fourth amendment was issued on the revolving note increasing the aggregate principal amount to $250,000. On February 20, 2007, a fifth amendment was issued on the revolving note increasing the aggregate amount to $300,000 and extending the maturity date to February 20, 2008. On March 16, 2007, a sixth amendment was issued on the revolving note increasing the aggregate amount to $400,000. On March 26, 2007, a seventh amendment was issued on the revolving note increasing the aggregate amount to $500,000. On May 16, 2007, an eighth amendment was issued on the revolving note increasing the aggregate amount to $600,000. On July 3, 2007 a ninth amendment was issued on the revolving note increasing the aggregate principal amount to $700,000. On September 19, 2007, a tenth amendment was issued on the revolving note, increasing the aggregate principal amount to $800,000. On March 19, 2008, an eleventh amendment was issued on the revolving note extending the maturity date to February 20, 2009. The interest expense in 2007 on this note was $54,895. The balance on this note is $833,976 ($769,050 in principal and $64,926 in accrued interest) as of December 31, 2007.

On August 1, 2007, the Company issued a revolving note (the “Note”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors. Funds are advanced to the Company, as needed, to finance ongoing operations. The Note had a maturity date of July 31, 2008. It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date. This Note bears an interest rate of 10%. On September 6, 2007 an amendment was issued on the revolving note increasing the aggregate amount to $200,000. On November 27, 2007 an amendment was issued on the revolving note increasing the aggregate amount to $300,000. On January 4, 2008 an amendment was issued on the revolving note increasing the aggregate amount to $400,000. The interest expense in 2007 was $6,757. The balance on this note was $282,257 ($275,500 in principal and $6,757 in accrued interest) as of December 31, 2007. The principal balance on this note is $491,000 as of March 26, 2008.

We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months and there can be no assurance that we will ultimately close on the necessary financing. In addition to any third-party financing we may obtain, we currently expect that loans from our stockholders may be a continuing source of liquidity to fund our operations, however, it is not a guarantee. Accordingly, we will need to seek funding in the near future.

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

In addition, the Company executed a Guaranty in favor of Greystone Business II, LLC to guaranty the full payment of all obligations due under the Term Note. In conjunction with this, a stockholder, who is also the majority member of the LLC that is the majority owner of the Company, pledged 300,00 shares of his common stock of an unrelated public company.

Our ability to continue as a going concern is dependent on our ability to obtain additional funds through debt and equity funding as well as from sales of various services. The Company expects to begin timeshare sales in the 2nd quarter of 2008, which is expected to produce positive income and cash flow for the company. With these sales the Company anticipates that it will become less reliant on short-term financing.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Going Concern:

Our ability to continue as a going concern is dependent on our ability to obtain additional funds through debt and equity funding as well as from sales of various services. The Company expects to begin timeshare sales in the 2nd quarter of 2008, which is expected to produce positive income and cash flow for the company. With these sales the Company anticipates that it will become less reliant on short-term financing.

Concentrations of Credit Risk

Separate, singular customers accounted for the total revenue for the twelve months ended December 31, 2007 and 2006.  On August 28, 2007, Fractional Marine, Inc., a wholly-owned subsidiary of Marine Growth Ventures, Inc., entered into a Bareboat Sub-Charter with an individual pursuant to which that individual will charter hire the M/V Babe for $6,000 per month until February 1, 2008 upon which time the individual has a purchase option. As of February 21, 2008, the individual has not paid the monthly lease payment for January and February 2008, the security deposit, or secured financing for the purchase of the ship.  The individual is in default of the bareboat sub-charter. The individual, however, is in talks with the Company to extend the agreement.  The Company has prepared the required documentation to foreclose on the collateral for the security deposit, if an agreement is not reached.

Additionally, the Company was the court appointed substitute custodian for the M/V Babe. The boat was arrested on January 5, 2007. On January 9, 2007 Greystone Business Credit, the plaintiff in the case against the M/V Babe, signed a maintenance and caretaking proposal of the M/V Babe with Sophlex Ship Management, Inc. The final custodial payment was made in July, 2007 and no further fees will be charged to Greystone on a monthly basis in 2007.

Revenue Recognition

The Company recognizes ship management and consulting revenue when earned. At the time of the transaction, the Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction and whether collectibility is reasonably assured. If a significant portion of a fee is due after the normal payment terms, the Company accounts for the fee as not being fixed and determinable. In these cases, the Company recognizes revenue as the fees become due. Where the Company provides a service at a specific point in time and there are no remaining obligations, the Company recognizes revenue upon completion of the service. The Company recognizes charter revenue on the first of the month when the fee is billed.

Item 7.	Financial Statements

Marine Growth Ventures, Inc.
And Subsidiaries
Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Marine Growth Ventures, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors of:
Marine Growth Ventures, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Marine Growth Ventures, Inc. and Subsidiaries (the "Company"), as of December 31, 2007 and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Marine Growth Ventures, Inc. and Subsidiaries as of December 31, 2007 and the consolidated results of their operations and their cash flows for the years ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s working capital deficiency of $2,817,591, stockholders’ deficiency of $2,267,476, net loss of $1,488,295 and net cash used in operations of $655,544 raise substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Demetrius & Company, L.L.C.

Wayne, New Jersey
March 24, 2008

Financials Page 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors of:
Marine Growth Ventures, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, changes in stockholders’ deficiency and cash flows of Marine Growth Ventures, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated results of operations and cash flows of Marine Growth Ventures, Inc. and Subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency, stockholders’ deficiency, net loss from operations and a negative cash flow from operations which raises substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
March 16, 2007

Financials Page 2

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Balance Sheet
As of December 31, 2007

December 31, 2007
ASSETS
CURRENT ASSETS
Other Receivables	$501
Prepaid Expenses	719
Loan Reserve	67,916
Total Current Assets	69,136

FIXED ASSETS, NET	1,504,301

PRE PAID FINANCING COSTS	20,781

OTHER ASSETS
Accounting Retainer	5,000
Other Deposits	2,181
Receivables	186,000
Total Other Assets	193,181
TOTAL ASSETS	$1,787,399

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accrued Payroll	$581,414
Accounts Payable	376,290
Cash Overdraft	17,343
Accrued Interest Payable	135,905
Accrued Expenses	261,226
Deferred Expenses	19,166
Other Payable – Security Deposit	180,000
Note Payable – Greystone	270,833
Note Payable – Other	275,500
Note Payable – Stockholder	769,050
Total Current Liabilities	2,886,727

LONG TERM LIABILITIES
Greystone Note Payable	1,168,150
Total Long Term Liabilities	1,168,150

TOTAL LIABILITIES	4,054,877

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued or outstanding
Common Stock, $0.001 par value, 100,000,000 shares authorized, 21,739,500 issued and outstanding	21,740
Additional Paid-In Capital	555,699
Accumulated Deficit	(2,811,862)
Accumulated Other Comprehensive (Loss)	(33,053)
Total Stockholders' Deficiency	(2,267,476)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY	$1,787,399

See Accompanying Notes to Consolidated Financial Statements

Financials Page 3

Marine Growth Ventures, Inc and Subsidiaries
Consoldiated Statement of Operations
For the Years Ended December 31, 2007 and 2006

	2007	2006
REVENUE
Ship Management Fees and Consulting Income	$134,236	$20,000
Ship Leasing	24,000	-
Total Revenue	158,236	20,000

Cost of Sales	143,947	-

NET REVENUE	14,289	-

EXPENSES
Payroll and Related Expenses	360,764	351,046
Professional Fees	356,478	202,841
General and Administrative Expenses	104,690	61,562
Selling Expenses	2,354	8
Operating Expenses	452,442	570
Total Expenses	1,276,728	616,027

LOSS FROM OPERATIONS	(1,262,439)	(596,027)

OTHER INCOME(EXPENSE)
Other Income	1	-
Interest (Expense)	(180,655)	-
Loan Service Fee (Expense)	(26,198)	-
Amortization (Expense)	(12,469)	-
Sales Tax (Expense)	(183)	-
Other (Expense)	(6,352)	(11,855)
Total Other (Expense)	(225,856)	(11,855)

NET LOSS	$(1,488,295)	$(607,882)

Basic and diluted loss per common share	$(0.07)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	21,739,500	21,739,500

See Accompanying Notes To Consolidated Financial Statements

Financials Page 4

Marine Growth Ventures, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Deficiency
For the Years Ended December 31, 2007 and 2006

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
Balance December 31, 2005	21,739,500	$21,740	$548,199	$(715,685)	$-	$(145,746)

Donated rent & services	-	-	3,750	-	-	3,750

Net loss	-	-	-	(607,882)	-	(607,882)

Balance December 31, 2006	21,739,500	21,740	551,949	(1,323,567)	-	(749,878)

Donated rent & services	-	-	3,750	-	-	3,750
Accumulated Other Comprehensive Income/(Loss)	-	-	-	-	(33,053)	(33,053)

Net Loss	-	-	-	(1,488,295)	-	(1,488,295)

Balance December 31, 2007	21,739,500	$21,740	$555,699	$(2,811,862)	$(33,053)	$(2,267,476)

See Accompanying Notes To Consolidated Financial Statements

Financials Page 5

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,488,295)	$(607,882)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation & Amortization	12,912	570
Donated Rent & Services	3,750	3,750
Changes in Operation Assets & Liabilities:
Accounts Receivable	(6,000)	-
Sales Tax Receivable	501	-
Legal Bond	-	37,500
Prepaid Insurance	13	(732)
Bank Overdraft	17,343	-
Accrued Payroll	233,450	273,944
Accounts Payable	274,119	44,768
Accrued Interest Payable	125,933	9,972
Other Accounts Payable	(3,660)	3,660
Accrued Expenses	155,224	39,670
Deferred Expenses	19,166	-
Deferred Income	-	(2,000)
Net Cash Used by Operating Activities	(655,544)	(196,780)
CASH FLOWS FROM INVESTING ACTIVITIES
Legal Fees on Ship Purchase	(69,891)	-
Purchase of Fixed Assets	(749)	-
Purchase of Ship Furnishings	(20,990)	-
Advances Made on Loans Receivable	-	3,143
Net Cash Provided by Investing Activities	(91,630)	3,143
CASH FLOWS FROM FINANCING ACTIVITIES
Loan costs	(13,000)	-
Payment on Note Payable – Ship Purchase	(61,017)	-
Proceeds From Note Payable-Stockholder (net)	574,800	194,250
Proceeds From Note Payable – Related Party	275,500	-
Net Cash Provided by Financing Activities	776,283	194,250

Currency Conversion Gain/Loss	(33,053)	-

NET INCREASE (DECREASE) IN CASH:	(3,947)	613

BEGINNING CASH	3,947	3,334

ENDING CASH	$-	$3,947

SUPPLEMENTAL DISCLOSURES OF CASH ITEMS
Interest Paid	$39,100	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITES
Purchase of Fixed Assets	$(1,350,000)	$-
Loan Costs	(20,250)	-
Loan Reserve	(67,916)	-
Legal Fees	(61,834)	-
Note Payable – Ship Purchase	1,500,000	-

See Accompanying Notes To Consolidated Financial Statements

Financials Page 6

Marine Growth Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2007 and 2006

Note 1 – Organization and Operations and Going Concern

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

Since its inception, the Company has been dependent upon the proceeds of loans from its stockholders and the receipt of capital investments to fund its continuing activities. The Company has incurred operating losses since its inception. The Company expects to incur significant increasing operating losses over the next several years, primarily due to the expansion of its business. There is no assurance that the Company’s developmental and marketing efforts will be successful. The Company will continue to require the infusion of capital or loans until operations become profitable. There can be no assurance that the Company will ever achieve any revenues or profitable operations from the sale of its proposed products. The Company is seeking additional capital at this time. During the twelve months ended December 31, 2007, the Company had a net loss of $1,488,295 and a negative cash flow from operations of $655,544 and as December 31, 2007, the Company had a working capital deficiency of $2,817,591 and a stockholders’ deficiency of $2,267,476. As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

(A)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Marine Growth Ventures, Inc. and its wholly-owned subsidiaries, Marine Growth Finance & Charter, Inc., Inc., Sophlex Ship Management, Inc., Marine Growth Freight, Inc., Marine Aggregates, Inc., Gulf Casino Cruises, Inc., Ship Timeshare Management, Inc., Marine Growth Canada, Ltd., Fractional Marine, Inc., Cruiseship Share Owners Association, Inc. and Pacific Aurora Cruise Association, Inc. All material inter-company accounts and transactions have been eliminated in consolidation

Financials Page 7

(B)	Cash

The Company maintains its cash balances with various financial institutions. Balances at the institutions may at times exceed Federal Deposit Insurance Corporation limits.

(C)	Fixed Assets

Office furniture and computer equipment is stated at cost less accumulated depreciation. The cost of maintenance and repairs is charged to operations as incurred. Depreciation is computed by the double declining balance method over the estimated economic useful life of the assets (5 – 7 years).

Depreciation on vessels owned by the company is taken when the vessel is crewed and placed in service. Depreciation will be taken over the estimated economic useful life of the asset (20 years).

(D)	Revenue Recognition

The Company recognizes ship management revenue and consulting revenue when earned. At the time of the transaction, the Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction and whether collectability is reasonably assured. If a significant portion of a fee is due after the normal payment terms, the Company accounts for the fee as not being fixed and determinable. In these cases, the Company recognizes revenue as the fee becomes due. Where the Company provides a service at a specific point in time and there are no remaining obligations, the Company recognizes revenue upon completion of the service. The Company recognizes charter revenue on the first of the month when the fee is billed.

(E)	Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accrued payroll, accounts payable, accrued expenses, note payable - Greystone and note payable - stockholder at December 31, 2007, approximate their fair value because of their relatively short-term nature.

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

(G)	Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is performed by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no long-lived assets at December 31, 2007.

Financials Page 8

(H)	Deposits

Deposits as of December 31, 2007 included office rental security deposit and utility deposit. Deposits are reduced as charges are incurred or the funds are returned.

(I)	Accrued Expenses

Accrued expenses as of December 31, 2007 were comprised of accrued legal fees.

(J)	Loss Per Share

Net loss per share (basic and diluted) has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during each period.

(K)	Segment Reporting

Statement of Financial Accounting Standards No 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company’s financial statements as substantially all of the Company’s operations are conducted in one industry segment during the years ended December 31, 2007 and 2006.

(L)	Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Fin 48 also provides guidance on derecognition measurement classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007 as required. Based on our current assessment, and subject to any change that may result from additional technical guidance being issued, the adoption of FIN 48 had no material affect on the financial statements.

FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated results of operations, financial position, and cash flows.

Financials Page 9

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operation or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows all entities a one-time election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the “fair value option”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not know the full effect if any of this statement.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised - 2007)” (“SFAS 141(R)”). SFAS 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. The statement is effective for fiscal years beginning after December 15, 2008. The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

(M) Reclassifications

Certain reclassifications have been made to the previously reported amounts to conform to the Company's current year presentation with respect to the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows. There were no effects of this reclassification on the loss from operations or the net cash used by operating activities.

Note 3- Related Party Transactions

On February 8, 2005, prior to the Company’s filing of its SB2, a loan of $3,143 with no specific repayment terms was made to an entity controlled by the Chief Operating Officer of the Company. This loan was repaid on March 24, 2006, prior to the Company filing its SB2.

On January 5, 2006, the Company issued a revolving note “A” (the “Note”), with an aggregate principal amount of $50,000 to a stockholder, who is also the majority member of the LLC that is the majority owner of the Company. Funds are advanced to the Company, as needed, to finance ongoing operations. The Note had a maturity date of June 30, 2006. It has been agreed that the maturity date will extend to December 31, 2006 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date. This Note bears an interest rate of 10%. Several amendments have been made in 2006 to this note increasing the aggregate amount of the note. On March 31, 2006, an amendment was issued on this note increasing the aggregate principal amount to $100,000. On June 20, 2006, a second amendment was issued on this note increasing the aggregate principal amount to $150,000. On October 6, 2006, a third amendment was issued on the revolving note increasing the aggregate principal amount to $200,000. Several amendments have been made in 2007 to this note increasing the aggregate principal amount. On January 16, 2007, a fourth amendment was issued on the revolving note increasing the aggregate principal amount to $250,000. On February 20, 2007, a fifth amendment was issued on the revolving note increasing the aggregate amount to $300,000 and extending the maturity date to February 20, 2008. On March 16, 2007, a sixth amendment was issued on the revolving note increasing the aggregate amount to $400,000. On March 26, 2007, a seventh amendment was issued on the revolving note increasing the aggregate amount to $500,000. On May 16, 2007, an eighth amendment was issued on the revolving note increasing the aggregate amount to $600,000. On July 3, 2007 a ninth amendment was issued on the revolving note increasing the aggregate principal amount to $700,000. On September 19, 2007, a tenth amendment was issued on the revolving note, increasing the aggregate principal amount to $800,000. On March 19, 2008, an eleventh amendment was issued on the revolving note extending the maturity date to February 20, 2009. The interest expense in 2007 on this note was $54,895. The balance on this note is $833,976 ($769,050 in principal and $64,926 in accrued interest) as of December 31, 2007.

Financials Page 10

On August 1, 2007, the Company issued a revolving note “B” (the “Note”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors. Funds are advanced to the Company, as needed, to finance ongoing operations. The Note had a maturity date of July 31, 2008. It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date. This Note bears an interest rate of 10%. On September 6, 2007 an amendment was issued on the revolving note increasing the aggregate amount to $200,000. On November 27, 2007 an amendment was issued on the revolving note increasing the aggregate amount to $300,000. On January 4, 2008 an amendment was issued on the revolving note increasing the aggregate amount to $400,000. On February 11, 2008, an amendment was issued on the revolving note increasing the aggregate amount to $500,000. The interest expense in 2007 was $6,757. The balance on this note was $282,257 ($275,500 in principal and $6,757 in accrued interest) as of December 31, 2007, with a remaining availability of $24,500.

The Company utilizes space in Milwaukee, Wisconsin owned by an entity controlled by the Chairman of the Board of Directors. The fair market value of this rent is $250 per month and is recorded as $3000 rent expense and a corresponding related party liability for the twelve months ended December 31, 2007. On December 31, 2007, this debt was forgiven and converted into additional paid in capital.

The Company utilizes employees of an entity controlled by the Chairman of the Board of Directors. In exchange for the use of these employees, an employee of the Company completes work for an entity controlled by the Chairman of the Board of Directors. The value of the work done by the employees of the entity controlled by the Chairman of the Board of Directors exceeded the value of the work of the Company’s employee by $750 during the twelve months ending December 31, 2007 and was recorded as payroll and a corresponding related party liability was recorded. On December 31, 2007, this debt was forgiven and converted into additional paid in capital.

The company is using a company owned by a stockholder, who is also the majority member of the LLC that is the majority owner of the Company for consulting services. As of December 31, 2007 the Company has been charged $77,500 of consulting fees from this company.

Financials Page 11

Note 4 - Concentration of Credit Risk

Separate, singular customers accounted for the total revenue for the twelve months ended December 31, 2007 and 2006.  On August 28, 2007, Fractional Marine, Inc., a wholly-owned subsidiary of Marine Growth Ventures, Inc., entered into a Bareboat Sub-Charter with an individual pursuant to which that individual will charter hire the M/V Babe for $6,000 per month until February 1, 2008 upon which time the individual has a purchase option. As of February 21, 2008, the individual has not paid the monthly lease payment for January and February 2008, the security deposit, or secured financing for the purchase of the ship.  The individual is in default of the bareboat sub-charter. The individual, however, is in talks with the Company to extend the agreement.  The Company has prepared the required documentation to foreclose on the collateral for the security deposit, if an agreement is not reached.

Additionally, the Company was the court appointed substitute custodian for the M/V Babe. The boat was arrested on January 5, 2007. On January 9, 2007 Greystone Business Credit, the plaintiff in the case against the M/V Babe, signed a maintenance and caretaking proposal of the M/V Babe with Sophlex Ship Management, Inc. The final custodial payment was made in July, 2007 and no further fees will be charged to Greystone on a monthly basis in 2007.

Note 5 – M/V Pacific Aurora

On March 15, 2007, Marine Growth Canada Ltd., a wholly-owned subsidiary of MGV entered into a Sale and Purchase Agreement with British Columbia Discovery Voyages, Inc., T. Jones Enterprises, Inc. and Trevor Jones, pursuant to which the Company purchased the Pacific Aurora, a Canadian flagged vessel, for an aggregate purchase price of $1,350,000. In accordance with the Sale and Purchase Agreement the Company completed the sale on March 27, 2007 and Marine Growth Ventures acquired the Pacific Aurora for use in its intended cruise timeshare business operations. In conjunction with the purchase of the ship, the Company capitalized $131,725 worth of professional fees bringing the total value of the ship to $1,481,725.

Note 6 – Fixed Assets

Fixed assets as of December 31, 2007 and 2006 consisted of:

	December 31, 2007	December 31, 2006
Office Furniture	$1,286	$1,286
Computer Equipment	1,827	1,078
Ship	1,481,725	-
Ship Furnishings	20,990	-
Less: Accumulated Depreciation	(1,527)	(1,085)
Fixed Assets, net	$1,504,301	$1,279

Depreciation expense for the twelve months ended December 31, 2007 and 2006 amounted to $443 and $570, respectively. The ship was not yet operational as of December 31, 2007.

Note 7 – Riveria I

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

Financials Page 12

Note 8 – M/V Babe

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

On July 30, 2007, Fractional Marine, Inc., a wholly owned subsidiary of Marine Growth Ventures, Inc. entered into a Bareboat Charter with Greystone Maritime Holdings, LLC pursuant to which the Company would hire a ship owned by Greystone Maritime, the M/V Babe for a period of 365 days, for a monthly cost of $21,354.17, with the intent that the Company would sell the ship to a third party. The Company has an option to sell the Vessel to a third party or to purchase the Vessel itself or thru an affiliate. If the ship is sold to a third party, the purchase price of the ship will be $2,500,000 payable to Greystone Maritime. If the amount received for the ship is greater than $2,500,000 the Company will keep the additional funds, if the sales price for the ship is less than $2,500,000, the Company will be responsible for the shortfall which can be paid in twenty-four equal installments with interest to be calculated at the prime rate established by the Wall Street Journal during the month that the Company exercises its option to purchase, plus 2%. If the Company elects to purchase the Vessel, the sales price shall be $2,500,000 less the received charter hire month payments of $21,354.17. The purchase price shall be payable over a sixty month period. The interest rate shall be 10.25%.

On August 28, 2007, Fractional Marine, Inc., a wholly owned subsidiary of Marine Growth Ventures, Inc., entered into a Bareboat Sub-Charter with an individual pursuant to which that individual will charter hire the M/V Babe for $6,000 per month until February 1, 2008 upon which time the individual has a purchase option. As part of this agreement, the individual was to place a $180,000 security deposit for the boat. The deposit would be non-refundable if the individual did not purchase the boat. The individual had until Feb 1st, 2008 to secure separate financing for the security deposit and the purchase of the M/V Babe.  In conjunction with this agreement, the individual was required to secure collateral for the $180,000 through a third party.  As of March 31, 2008, the individual has not paid the monthly lease payment for January and February 2008, the security deposit, or secured financing for the purchase of the ship.  The individual is in default of the bareboat sub-charter. The individual, however, is in talks with the Company to extend the agreement.  The Company has prepared the required documentation to foreclose on the collateral for the security deposit, if an agreement is not reached.

Note 9 – Greystone Business Credit II, LLC

To obtain funding for the purchase the Pacific Aurora, a Canadian flagged vessel, on March 27, 2007, Marine Growth Canada, Ltd. and Marine Growth Finance & Charter, Inc., wholly-owned subsidiaries of Marine Growth Ventures, Inc., entered into a Loan and Security Agreement with Greystone Business Credit II LLC. Pursuant to the terms of the Loan and Security Agreement, Marine Growth Canada, Ltd. and Marine Growth Finance & Charter, Inc. issued a Term Note to Greystone Business Credit II, LLC in the aggregate principal amount of $1,500,000 for a term of two years. The Term Note bears interest at a rate of 2.25%, plus the prime interest rate. The principal is being amortized over six years with a balloon payment in two years.

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

Financials Page 13

In addition, the Company executed a Guaranty in favor of Greystone Business II, LLC to guaranty the full payment of all obligations due under the Term Note. Interest expense of $118,993 and loan services fees of $26,198 were recorded for the period ended December 31, 2007. . In conjunction with this, a stockholder, who is also the majority member of the LLC that is the majority owner of the Company, pledged 300,00 shares of his common stock of an unrelated public company.

Note 10 – Stockholder Equity

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

On May 16, 2005, the Company issued a Confidential Offering Memorandum (“Offering”). The Offering was available to a limited number of accredited investors. The offering period commenced on May 16, 2005 and closed on July 15, 2005. The Offering was for a minimum of 1,000,000 shares and a maximum of 2,000,000 shares. The minimum subscription was for $1,000 (5,000 shares), although the Company reserved the right to accept subscriptions for less than $1,000. The shares were offered at a price of $0.20 per share. The Company raised $315,400 (net of direct placement costs of $12,500) from the sale of 1,639,500 common shares. The net proceeds were used for the repayment of an outstanding debt obligation, professional expenses and working capital and general corporate expenses.

The Company utilizes space in Milwaukee, Wisconsin owned by an entity controlled by the Chairman of the Board of Directors. The fair market value of this rent is $250 per month and is recorded as $3,000 rent expense and a corresponding related party liability for the year ended December 31, 2007. On December 31, 2007, this debt was forgiven and converted into additional paid in capital.

The Company utilizes employees of an entity controlled by the Chairman of the Board of Directors. In exchange for the use of these employees, an employee of the Company completes work for an entity controlled by the Chairman of the Board of Directors. The value of the work done by the employees of the entity controlled by the Chairman of the Board of Directors exceeded the value of the work of the Company’s employee by $750 during the twelve months ending December 31, 2007 and was recorded as payroll and a corresponding related party liability was recorded. On December 31, 2007, this debt was forgiven and converted into additional paid in capital.

Note 11 – Income Tax

Income from continuing operations before income taxes included the following:

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006

U.S Income (Loss)	$(969,156)	$(607,882)
Foreign Income (Loss)	(519,139)	-
Total	$(1,488,295)	$(607,882)

Financials Page 14

The provision for income taxes was estimated as follows:

	Year ended December 31, 2007	Year Ended December 31, 2006

U.S Income (Loss)	$(969,156)	$(607,882)
U.S Tax Credits	-	-
Temporary tax differences	134,333	5,798
Total U.S. Income (Loss)	(823,535)	(602,084)
Foreign Income (Loss)	(519,139)	-
Total	$(1,342,674)	$(602,084)

Deferred Income Tax Assets:

U.S. Federal	$280,001	$204,707
Foreign	177,130	-
Total Deferred	457,131	204,707

Valuation Allowance	(457,131)	204,707

Total Deferred Income Taxes	$-	$-

As of December 31, 2007, the Company has a net operating loss carryforwards for U.S federal income tax purposes in the aggregate of $2,169,679, which expire at various dates through 2027. Provisions are made for estimated U.S. and foreign income taxes, less available tax credits and deductions.

Note 12 – Employment Agreements

On July 1, 2004, the Company entered into an employment agreement with the Company’s President. By its terms, the employment agreement is for a term of three years commencing September 1, 2004, but his employment is on an “at will” basis, under which the terms of his employment will continue unless terminated by either party. Termination by the Company may be with or without cause, at any time. However, in the event that the President is terminated by the Company without cause, he is entitled to receive severance pay in the form of his base salary at the time of termination. Gross salary under the agreement is set at an annual rate of $100,000; provided, however, that he will be entitled to increases in such base salary for any calendar quarter in which the Company’s Earnings Before Interest, Depreciation, Taxes, and Amortization (“EBIDTA”) exceeds certain predetermined milestones. For the twelve months ended December 31, 2007, the Company accrued $100,000 of payroll for this individual. As of December 31, 2007, the Company has a total payroll accrual of $225,000 for this individual.

On July 1, 2004, the Company entered into an agreement with the Company’s Chief Operating Officer. By its terms, the employment agreement is for a term of three years commencing September 1, 2004, but his employment is on an “at will” basis, under which the terms of his employment will continue unless terminated by either party . Termination by the Company may be with or without cause, at any time. However, in the event that the Chief Operating Officer is terminated by the Company without cause, he is entitled to receive severance pay in the form of his base salary at the time of termination. His salary under the agreement is set at an annual rate of $100,000; provided, however, that he will be entitled to increases in such base salary for any calendar quarter in which the Company’s EBIDTA exceeds certain predetermined milestones. For the twelve months ended December 31, 2007, the Company has accrued $100,000 of payroll for this individual. As of December 31, 2007, the Company has a total payroll accrual of $115,500 for this individual.

Financials Page 15

Note 13 – Operating Leases

The Company leases its main office, located in Cape Canaveral, Florida. The lease has a term of 24 months, which began on September 1, 2007 and expires on August 31, 2009, with options to renew. The Company currently pays rent and related costs of $2,382 per month with a 3% increase on each anniversary of the lease.

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

Minimum future required lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2007 are as follows:

Year Ending December 31,	Amount

2008	$28,741
2009	$19,369

Rent expense charged to operations was $27,307 and $25,118 in 2007 and 2006, respectively.

Note 14 – Subsequent Events

On August 1, 2007, the Company issued a revolving note “B”(See Note 3 - Related Party Transactions). Since January 1, 2008 two additional amendments have been issued to this note on January 4, 2008 and February 11, 2008, each in the amount of $100,000 increasing the total aggregate amount to $500,000. The balance on this note is $468,500 as of March 13, 2008.

On January 5, 2006, the Company issued a revolving note “A” (See Note 3 - Related Party Transactions). On March 19, 2008, an eleventh amendment was issued on this note extending the maturity date to February 20, 2009.

Financials Page 16

Item 8. Changes In and Disagreements with Accountants on Accounting Procedures and Financial Disclosures

On May 3, 2007, Marine Growth Ventures, Inc. (the “Company”) terminated the services of Weinberg & Company, PC (“Weinberg”) as its independent registered public accountants. The decision to terminate the services of Weinberg was recommended and approved by the Company’s Board of Directors.

During the two fiscal years ended December 31, 2005 and 2006, and through May 3, 2007, (i) there were no disagreements between the Company and Weinberg on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Weinberg would have caused Weinberg to make reference to the matter in its reports on the Company’s financial statements, and (ii) except for Weinberg’s report on the Company's December 31, 2006 and 2005 financial statements, which included an explanatory paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern, Weinberg’s reports on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, or was modified as to audit scope or accounting principles. During the two fiscal years ended December 31, 2006 and 2005 and through May 3, 2007, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

On May 3, 2007, the Company engaged the firm of Demetrius & Company, L.L.C. (“Demetrius”) to serve as its independent registered public accountants. The decision to hire Demetrius was recommended and approved by the Company’s Board of Directors.

Item 8a. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures - Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reportings and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2007 and (ii) no change in internal controls over financial reporting occurred during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting – There were no changes in our internal control over financial reporting that occurred during the period covered by this annual report that have materially affected, or are, reasonably likely to materially affect, the company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of Marine Growth Ventures, Inc. (the “Company”) is responsible for (1) the preparation of the accompanying financial statements; (2) establishing and maintaining internal controls over financial reporting; and (3) the assessment of the effectiveness of internal control over financial reporting. The Securities and Exchange Commission defines effective internal control over financial reporting as a process designed under the supervision of the company’s principal executive officer and principal financial officer, and implemented in conjunction with management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and provide only reasonable assurance that the objectives of the control system are met. Therefore, no evaluation of controls can provide absolute assurance that all control issues and misstatements due to error or fraud, if any, within the company have been detected. Additionally, any system of controls is subject to the risk that controls may become inadequate due to changes in conditions or that compliance with policies or procedures may deteriorate. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that compliance with the policies or procedures may deteriorate.

As of December 31, 2007, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting. Based on this assessment, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

  This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

Item 8b. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

MANAGEMENT
DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages and positions as of December 31, 2006 are as follows:

Name	Age	Position
David Marks	40	Chairman of the Board
Craig Hodgkins	46	President and Director
Capt. Timothy Levensaler	49	Chief Operating Officer and Director
Katherine Ostruszka	37	Chief Financial Officer and Controller
Frank J. Orlando	35	Executive Vice President and Director
Paul Schwabe	50	Secretary and Director

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

Katherine Ostruszka, Chief Financial Officer – Ms. Ostruszka was our controller since September 2004 and has been our Chief Financial Officer since July 2005. Ms. Ostruszka has over fourteen years of experience in financial analysis particularly in the areas of real estate, gaming, telecommunications and technology while working for Phoenix Investors, LLC and its family of companies. In addition, Ms. Ostruszka is also currently and has been the controller for Phoenix Investors, LLC since 2004. From 1997 until 2004 Ms. Ostruszka was employed by the Waukesha County Technical College. Ms. Ostruszka also holds a position as an economics instructor at Waukesha County Technical College, Wisconsin. Ms. Ostruszka received a BA in Economics and International Affairs from Marquette University and a MS in Management from the University of Wisconsin – Milwaukee.

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

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig Hodgkins President	2007 2006	100,000 100,000	0 0	0 0	0 0	0 0	0 0	0 0	100,000 100,000
Timothy Levensaler Chief Operating Officer	2007 2006	100,000 100,000	0 0	0 0	0 0	0 0	0 0	0 6,000	100,000 106,000

Employment Agreements with Executive Officers

Craig Hodgkins

On July 1, 2004, we entered into an agreement with Craig Hodgkins, effective September 1, 2004, to employ Mr. Hodgkins as our President. Mr. Hodgkins’ employment agreement is for a term of three years, but his employment is on an “at will” basis, under which the terms of his employment will continue unless terminated by either Mr. Hodgkins or by us. Termination by us may be with or without cause, at any time. However, in the event that Mr. Hodgkins is terminated by us without cause Mr. Hodgkins is entitled to receive severance pay in the form of his base salary at the time of termination. Mr. Hodgkins’ gross salary under the agreement is set at an annual rate of $100,000; provided, however, that Mr. Hodgkins will be entitled to increases of up to $150,000 in such base salary for any calendar quarter in which our EBIDTA exceeds certain predetermined milestones. As of December 31, 2007, the Company has a payroll accrual for December 2007 and 2006 totaling $115,500 for this individual

Capt. Timothy Levensaler

On July 1, 2004, we entered into an agreement with Capt. Timothy Levensaler, effective September 1, 2004, to employ Capt. Levensaler as our Chief Operating Officer. Capt. Levensaler’s employment agreement is for a term of three years, but his employment is on an “at will” basis, under which the terms of his employment will continue unless terminated by either Capt. Levensaler or by us. Termination by us may be with or without cause, at any time. However, in the event that Capt. Levensaler is terminated by us without cause Capt. Levensaler is entitled to receive severance pay in the form of his base salary at the time of termination. Capt. Levensaler’s gross salary under the agreement is set at an annual rate of $100,000; provided, however, that Capt. Levensaler will be entitled to increases of up to $150,000 in such base salary for any calendar quarter in which our EBIDTA exceeds certain predetermined milestones. As of December 31, 2007, the Company has a payroll accrual for December 2007 and 2006 totaling $225,000 for this individual.

  We have not entered into employment agreements with our other executive officers.

Outstanding Equity Awards at Fiscal Year-End Table.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Not applicable at this time

As of December 31, 2007, the Company has no outstanding options, restricted stocks or similar awards.

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)		Total ($) (h)
David M. Marks	0	0	0	0	0	0		0
Craig Hodgkins	0	0	0	0	0	100,000	*	100,000
Timothy Levensaler	0	0	0	0	0	100,000	*	100,000
Frank J. Orlando	0	0	0	0	0	60,000	*	60,000
Paul Schwabe	0	0	0	0	0	0		0

*This compensation is for payroll earned as employees of the Company. No compensation is paid to these individuals for their services as directors of the Company.

Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. As of December 31, 2007, none of the Company’s directors currently receive any compensation for their service on the Board of Directors

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of December 31, 2007 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percent of Total
David Marks	18,025,000	(3)	82.91%
Craig Hodgkins	1,005,000		4.62%
Capt. Timothy Levensaler	1,015,000		4.67%
Frank J. Orlando	112,500		*
Katherine Ostruszka	2,500		*
Paul Schwabe	2,500		*
Farwell Equity Partners II, LLC	18,000,000	(3)	82.80%
All Executive Officers and Directors as a Group (6 persons)	20,162,500		92.75%
* Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Marine Growth Ventures, Inc., 405-A Atlantis Road, Cape Canaveral, FL 32920.
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

Item 12. Certain Relationships and Related Transactions

Revolving Note

On January 5, 2006 the Company entered into a Revolving Note (“Note 1”) with an aggregate principal amount of $50,000 to Frank Crivello. Funds are advanced to us as needed to pay for ongoing operations. Note 1 had a maturity date of June 30, 2006. The maturity date of Note 1 was extended to December 31, 2006. Note 1 has an interest rate of 10%. On March 31, 2006, an amendment to Note 1 increased the aggregate principal amount to $100,000.

On June 20, 2006, a second amendment to Note 1 increased the aggregate principal amount to $150,000.

On October 6, 2006, a third amendment to Note 1 increased the aggregate principal amount to $200,000.

On January 16, 2007, a fourth amendment to Note 1 increased the aggregate principal amount to $250,000 and extended the maturity date to January 15, 2008.

On February 20, 2007, a fifth amendment to Note 1 increased the aggregate principal amount to $300,000 and extended the maturity date to February 20, 2008.

On March 16, 2007, a sixth amendment to Note 1 increased the aggregate principal amount to $400,000.

On March 26, 2007, a seventh amendment to Note 1 increased the aggregate principal amount to $500,000.

On May 16, 2007, an eighth amendment to Note 1 increased the aggregate principal amount to $600,000.

On July 3, 2007, a ninth amendment to Note 1 increased the aggregate principal amount to $700,000.

On September 19, 2007, a tenth amendment to Note 1 increased the aggregate principal amount to $800,000.

On March 19, 2008, an eleventh amendment to Note 1 extended the maturity date to February 20, 2009. The principal balance of Note 1was $769,050 as of December 31, 2007.

Revolving Note

On August 1, 2007, the Company issued a second Revolving Note (the “Note 2”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors. Funds are advanced to the Company, as needed, to finance ongoing operations. Note 2 had a maturity date of July 31, 2008. The maturity date will be extended to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the original July maturity date. This Note bears an interest rate of 10%.

On September 6, 2007 an amendment to Note 2 increased the aggregate amount to $200,000.

On November 27, 2007 an amendment to Note 2 increased the aggregate amount to $300,000.

On January 4, 2008 an amendment to Note 2 increased the aggregate amount to $400,000.

On February 11, 2008 an amendment to Note 2 increased the aggregate amount to $500,000. The principal balance on Note 2 was $275,500 as of December 31, 2007, and $468,500 as of March 13, 2008.

Consulting Services

The company is using a company owned by a stockholder, who is also the majority member of the LLC that is the majority owner of the Company for consulting services. As of December 31, 2007 the Company has been charged$77,500 of consulting fees from this company

Director Independence

The Board of Directors has analyzed the independence of each director and has determined that the following directors are independent as defined under the National Association of Securities Dealers Automated Quotations System (“NASDAQ”) rules and has no direct or indirect material relationships with the Company:

None

In particular, the Board of Directors has determined that each of the above-listed directors has no relationships that would cause him not to be independent under the criteria of the NASDAQ rules on corporate governance.

Item 13. Exhibits

Number	Description

10.1
Sale and Purchase Agreement, by and between British Columbia Discovery Voyages, Inc., T. Jones Enterprises, Inc. and Trevor Jones, as sellers, and Marine Growth Ventures, Inc., as buyer. (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 28, 2007)

10.2
Loan and Security Agreement between Greystone Business Credit II LLC, Marine Growth Canada, Ltd. and Marine Growth Finance & Charter, Inc., dated as of March 27, 2007 (incorporated by reference to Exhibit 10.2 of Form 8-K filed March 28, 2007)

10.3
Guaranty in favor of Greystone Business Credit II LLC, by and among Marine Growth Ventures, Inc., Marine Growth Canada, Ltd. and Marine Growth Finance & Charter, Inc., dated as of March 27, 2007 (incorporated by reference to Exhibit 10.3 of Form 8-K filed March 28, 2007)

10.4	Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.4 of Form 8-K filed March 28, 2007)

10.5	First Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.5 of Form 8-K filed March 28, 2007)

10.6	Second Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.6 of Form 8-K filed March 28, 2007)

10.7	Third Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.7 of Form 8-K filed March 21, 2007)

10.8	Forth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.8 of Form 8-K filed March 28, 2007)

10.9	Fifth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.9 of Form 8-K filed March 28, 2007)

10.10	Sixth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello. (incorporated by reference to Exhibit 10.10 of Form 8-K filed March 28, 2007)

10.11	Seventh Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.11 of Form 8-K filed March 28, 2007)

10.12
Share Ship Agreement, date April 11, 2007, by and between Euro Oceans, Ltd., Marine Growth Ventures, Inc., Marine Growth Canada, Ltd., Sophlex Ship Management, Inc. and Ship Timeshare Management, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed April 17, 2007)

10.13	Eighth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.1 of Form 8-K filed May 17, 2007)

10.14	Ninth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.10 of Form 8-K filed July 5, 2007)

10.15	Bareboat Charter by and between Fractional Marine, Inc. and Greystone Maritime Holdings LLC, dated July 30, 2007 (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 7, 2007)

10.16
Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated August 1, 2007 (incorporated by reference to Exhibit 10.2 of Form 8-K filed August 7, 2007)

10.17
First Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated September 6, 2007 (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 10, 2007)

10.18	Tenth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.11 of Form 8-K filed September 25, 2007)

10.19
Second Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated November 27, 2007 (incorporated by reference to Exhibit 10.3 of Form 8-K filed November 28, 2007)

10.20
Third Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated January 4, 2008 (incorporated by reference to Exhibit 10.4 of Form 8-K filed January 8, 2008)

10.21
Forth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated February 11, 2008 (incorporated by reference to Exhibit 10.5 of Form 8-K filed February 14, 2008)

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2	Certification of the CFO Pursuant to 13a-14(a) under the Exchange Act

32.1	Certification of the CEO pursuant to 18 U.S.C Section 1350

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350

Item 14. Principal Accountant Fees and Services

Fees for professional services provided by Demetrius & Company, LLC the Company’s independent registered public accounting firm, for the fiscal years ended December 31, 2007 and 2006 in each of the following categories were:

	Fiscal Year Ended December 31,
	2007	2006
Audit Fees	$34,000	$0
Total	$34,000	$0

Audit Fees: The aggregate fees billed by Demetrius & Company, LLC, for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2007, and the review of the financial statements included in the Company’s Forms 10QSB for the fiscal year ended 2007 was approximately $34,000.

All Other Fees: There were no other fees paid to Demetrius & Company, LLC.

Fees for professional services provided by Weinberg & Company, P.A., the Company’s former independent registered public accounting firm, for the fiscal years ended December 31, 2007 and 2006 in each of the following categories were:

	Fiscal Year Ended December 31,
	2007	2006
Audit Fees	$0	$111,374
Audit – Related Fees	2,317	8,061
Total	$2,317	$119,435

Audit Fees: The aggregate fees billed by Weinberg & Company, P.A., for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2006, and the review of the financial statements included in the Company’s Forms 10QSB for the fiscal years ended 2006 was approximately $111,374 for the twelve months ended December 31, 2006.

Audit-Related Fees: The aggregate fees billed by Weinberg & Company, P.A., for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2007 and 2006 and that are not disclosed in the paragraph captioned “Audit Fees” above, were $2,317 and $8,061 respectively. The services performed by Weinberg & Company, P.A., in connection with these fees consisted primarily of services rendered in connection with the Company’s termination of this firm’s usage in for the twelve months ending December 31, 2007.

All Other Fees: There were no other fees paid to Weinberg & Company, P.A.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE GROWTH VENTURES, INC.

Dated: April 11, 2008	By:	/s/ Craig Hodgkins
Craig Hodgkins
President and Director
(Principal Executive Officer)

Date: April 11, 2008	By:	/s/ Katherine Ostruszka
Katherine Ostruszka
Chief Financial Officer and Controller
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

SIGNATURE	TITLE	DATE

*/s/ David Marks	Chairman of the Board	April 11, 2008
David Marks

* /s/ Craig Hodgkins	President and Director	April 11, 2008
Craig Hodgkins

* /s/ Katherine Ostruszka	Chief Financial Officer and Controller
Katherine Ostruszka	(Principal Accounting Officer and Principal Financial Officer)	April 11, 2008

* /s/ Capt Timothy Levensaler	Chief Operating Officer and Director	April 11, 2008
Capt. Timothy Levensaler

* /s/ Frank J. Orlando	Executive Vice President and Director	April 11, 2008
Frank J. Orlando

* /s/ Paul Schwabe	Secretary and Director	April 11, 2008
Paul Schwabe

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2	Certification of the CFO Pursuant to 13a-14(a) under the Exchange Act

32.1	Certification of the CEO pursuant to 18 U.S.C Section 1350

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350