Form 10-Q
period 2008-03-31
MARINE GROWTH VENTURES INC
filed 2008-05-14
CIK 1334794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

333-128077
(Commission file number)

MARINE GROWTH VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-0890800
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

405-A Atlantis Road
Cape Canaveral, Florida 32920
(Address of principal executive offices)

(321) 783-1744
 (Issuer's telephone number)
N/A
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by a check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2008 – 21,739,500 shares of common stock

Indicate by a check mark whether the registrant is (check one):

an accelerated filer ☐	a non accelerated filer ☐	or a smaller reporting company ☒

MARINE GROWTH VENTURES, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED March 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Balance Sheet

ASSETS
	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
CURRENT ASSETS
Cash	$4,355	$-
Escrow	6,500	-
Accounts Receivable	12,000	6,000
Other Receivables	-	501
Prepaid Expenses	523	719
Other Receivables, Net of Allowance	-	180,000
Total Current Assets	23,378	187,220

FIXED ASSETS, NET	1,503,400	1,504,301

PREPAID FINANCING COSTS	15,240	20,781

OTHER ASSETS
Accounting Retainer	5,000	5,000
Other Deposits	2,181	2,181
Loan Reserve	67,916	67,916
Total Other Assets	75,097	75,097
TOTAL ASSETS	$1,617,115	$1,787,399
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accrued Payroll	$634,237	$581,414
Accounts Payable	321,192	376,290
Cash Overdraft	-	17,343
Accrued Interest Payable	186,441	135,905
Accrued Expenses	350,663	261,226
Deferred Expenses	19,166	19,166
Other Payables	-	180,000
Note Payable – Greystone	249,996	270,833
Note Payable – Stockholder	769,050	769,050
Note Payable – Other	500,000	275,500
Total Current Liabilities	3,030,745	2,886,727

LONG TERM LIABILITIES
Greystone Note Payable	1,168,321	1,168,150
Total Long Term Liabilities	1,168,321	1,168,150

TOTAL LIABILITIES	4,199,066	4,054,877
STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 5,000,000
shares authorized, none issued or outstanding
Common Stock, $0.001 par value, 100,000,000
shares authorized, 21,739,500 issued and outstanding	21,740	21,740
Additional Paid-In Capital	558,136	555,699
Accumulated Deficit	(3,131,153)	(2,811,864)
Accumulated Other Comprehensive Income (Loss)	(30,674)	(33,053)
Total Stockholders' Deficiency	(2,581,951)	(2,267,478)
TOTAL LIABILITIES & STOCKHOLDERS'
DEFICIENCY	$1,617,115	$1,787,399

See Accompanying Notes to Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consoldiated Statement of Operations
(Unaudited)
	Three Months Ended
	March 31,
	2008		2007
REVENUE
Ship Management Fees and Consulting Income		$12,000	$33,898

Cost of Sales		64,063	-

GROSS PROFIT (LOSS)		(52,063)	33,989

EXPENSES
Payroll and Related Expenses		76,460	88,552
Professional Fees		51,970	56,234
General and Administrative Expenses		14,490	14,878
Selling Expenses		1,360	-
Operating Expenses		42,020	17,995
Total Expenses		186,300	177,659

LOSS FROM OPERATIONS		(238,363)	(143,761)

OTHER EXPENSE
Interest		62,385	6,355
Loan Service Fee		8,659	-
Amortization		5,542	-
Sales Tax		-	81,000
Other		4,345	1,858
Total Other Expense		80,931	89,213

NET LOSS	$	(319,294)	$(232,974)

Basic and diluted loss per common share		$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted		21,739,500	21,739,500

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(319,294)	$(232,974)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation & Amortization	5,638	92
Donated Rent & Services	2,438	937
Changes in Operation Assets & Liabilities:
Accounts Receivables	(6,000)	-
Sales Tax Receivable	501	-
Other Receivables	(6,500)	-
Prepaid Insurance	196	(3,240)
Cash Overdraft	(17,343)	-
Accrued Payroll	52,822	60,738
Accounts Payable	(34,913)	(13,349)
Accrued Interest Payable	50,536	6,355
Accrued Expenses	69,257	36,514
Deferred Rent	-	(1,888)
Net Cash Used by Operating Activities	(202,662)	(146,815)

CASH FLOWS FROM INVESTING ACTIVITIES
Legal Fees on Ship Purchase	-	(69,891)
Net Cash Provided by Investing Activities	-	(69,891)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan Costs	-	(13,000)
Payment on Note Payable – Greystone	(20,666)	-
Proceeds From Note Payable-Stockholder (net)	-	263,700
Proceeds From Note Payable – Related Party	224,500	-
Net Cash Provided by Financing Activities	203,834	250,700

Currency Conversion Gain/Loss	3,183	(32,335)

NET INCREASE (DECREASE) IN CASH:	4,355	1,659

BEGINNING CASH	-	3,947

ENDING CASH	$4,355	$5,606

SUPPLEMENTAL DISCLOSURES OF CASH ITEMS
Interest Paid	$11,849	$-
Income Taxes Paid	-	-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITES
Purchase of Fixed Assets	$-	$1,350,000
Loan Costs	-	(20,250)
Loan Reserve	-	(67,916)
Reserve Legal Fees	-	(61,834)
Note Payable – Ship Purchase	-	1,500,000

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of  March 31, 2008 (Unadudited)

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

Since its inception, the Company has been dependent upon the proceeds of loans from its stockholders and the receipt of capital investments to fund its continuing activities.  The Company has incurred operating losses since its inception.  The Company expects to incur significant increasing operating losses over the next several years, primarily due to the expansion of its business.   There is no assurance that the Company’s developmental and marketing efforts will be successful.   The Company will continue to require the infusion of capital or loans until operations become profitable.  There can be no assurance that the Company will ever achieve any revenues or profitable operations from the sale of its proposed products.  The Company is seeking additional capital at this time.  During the three months ended March 31, 2008, the Company had a net loss of $319,294 and a negative cash flow from operations of $202,622 and as March 31, 2008, the Company had a working capital deficiency of $3,007,367 and a stockholders’ deficiency of $2,579,694.  As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(D)	Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited.   In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations.   The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2007 appearing in Form 10KSB filed on April 11, 2008.

(E)	Recent Accounting Pronouncements

In the opinion of management, there are no recent accounting pronouncements that will have a material effect the Company’s consolidated financial statements.

Note 3- Related Party Transactions

Revolving Note “A” issued on January 5, 2006

For the period ended March 31, 2008  the company renegotiated the maturity date from February 20, 2008 to December 15, 2008.  The balance at March 31, 2008 was $853,150 ($769,050 in principal and $84,100 in accrued interest).

                Revolving Note “B” issued on August 1, 2007

For the period ended March 31, 2008 the Company increased the availability on the revolving note from $300,000 to 500,000.   As of May 8, 2008, the Company increased the availability on the revolving note from $500,000 to $650,000.  The balance at March 31, 2008 was $516,903 ($500,000 in principal and $16,903 in accrued interest)

The Company utilizes space in Milwaukee, Wisconsin owned by an entity controlled by the Chairman of the Board of Directors.    The fair market value of this rent is $250 per month and is recorded as $750 rent expense and a corresponding related party liability for the three month ended March 31, 2008 and 2007.   On March 31, 2008, this debt was forgiven and converted into additional paid in capital.

The Company utilizes employees of an entity controlled by the Chairman of the Board of Directors.    The value of the work done by the employees of the entity controlled by the Chairman of the Board of Directors equated to $1,688 during the three months ending March 31, 2008.  These services and a corresponding related party liability was recorded.   On March 31, 2008, this debt was forgiven and converted into additional paid in capital.

The company is using a company owned by a stockholder, who is also the majority member of the LLC that is the majority owner of the Company for consulting services.  During the twelve months ended December 31, 2007, the Company was charged $77,500 in consulting fees.  For the three months ended March 31, 2008 there were no fees incurred.

Note 4 - Concentration of Credit Risk

One customer accounted for the total revenue for the three months ended March 31, 2008 and  2007.

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

Note 6 – Fixed Assets

Fixed assets as of March 31, 2008 consisted of:

Office Furniture	$1,286
Computer Equipment	1,827
Ship	1,481,725
Ship Furnishings	20,186
Less: Accumulated Depreciation	(1,624)

Fixed Assets, net	$1,503,400

Depreciation expense for the three months ended March 31, 2008 and 2007 amounted to $97 and $263, respectively.  No depreciation has been taken on the ship, as it was not yet operational as of March 31, 2008

Note 7 – M/V Babe

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

On August 28, 2007, Fractional Marine, Inc., a wholly owned subsidiary of Marine Growth Ventures, Inc., entered into a Bareboat Sub-Charter with an individual pursuant to which that individual will charter hire the M/V Babe for $6,000 per month until February 1, 2008 upon which time the individual has a purchase option.   As part of this agreement, the individual was to place a $180,000 security deposit for the boat.  The deposit would be non-refundable if the individual did not purchase the boat.   The individual had until Feb 1st, 2008 to secure separate financing for the security deposit and the purchase of the M/V Babe.  In conjunction with this agreement, the individual was required to secure collateral for the $180,000 through a third party.  As of March 31, 2008, the individual has not paid the monthly lease payment for January and February 2008, the security deposit, or secured financing for the purchase of the ship.  The individual is in default of the bareboat sub-charter. On April 21, 2008, the M/V Babe was repossessed by the Company.  The individual is in talks with the Company regarding payment of the outstanding amounts.  The Company has prepared the required documentation to foreclose on the collateral for the security deposit, if an agreement is not reached.  The Company has taken a full reserve against the $180,000 based upon the possible collectability of the money owed to the Company and the costs that will be incurred to collect these funds.

Note 8 – Greystone Business Credit II, LLC

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

In addition, the Company executed a Guaranty in favor of Greystone Business II, LLC to guaranty the full payment of all obligations due under the Term Note.  Interest expense of $33,065 and loan services fees of $8,659 were recorded for the period ended March 31, 2008.  In conjunction with this, a stockholder, who is also the majority member of the LLC that is the majority owner of the Company, pledged 300,000 shares of his common stock of an unrelated public company.

As of March 31, 2008, the Company is past due in its payments to Greystone Business II, LLC.   The balance on the note as of March 31, 2008 is $1,418,317.

Note 9 – Subsequent Events

On April 21, 2008, the Company repossessed the M/V Babe from the individual with whom the Company had a Bareboat Sub-Charter. As of March 31, 2008, the individual has not paid the monthly lease payment for January and February 2008, the security deposit, or secured financing for the purchase of the ship.  The individual is in default of the bareboat sub-charter. The individual is in talks with the Company regarding payment of the outstanding amounts.  The Company has prepared the required documentation to foreclose on the collateral for the security deposit, if an agreement is not reached.  The Company has taken a full reserve against the $180,000 based upon the possible collectability of the money owed to the Company and the costs that will be incurred to collect these funds.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward-Looking Statements

This Quarterly Report of Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements.   All statements other than statements of historical fact made in report are forward looking.  In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements.  These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words.  No assurances can be given that the future results anticipated by the forward-looking statements will be achieved.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Our actual results may differ significantly from management’s expectations. The potential risks and uncertainties that could cause our actual results to differ materially from those expressed or implied herein are set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Results of Operations

Since our inception, we have been dependent upon the proceeds of loans from our stockholders and the receipt of capital investment to fund our continuing activities.  We have incurred operating losses since our inception.  We expect to incur significant increasing operating losses over the next several years, primarily due to the expansion of our business. We will continue to require the infusion of capital until operations become profitable.  We had a net loss of $319,294 and a negative cash flow from operations of $202,662 for the three months ended March 31, 2008.

Three Months Ended March 31, 2008 and 2007:

Revenue:   Revenue was $12,000 for the three months ended March 31, 2008 compared to $33,898 earned in the three months ended March 31, 2007.   The difference is due to the different income sources.  On August 28, 2007, Fractional Marine, Inc., a wholly owned subsidiary of Marine Growth Ventures, Inc., entered into a Bareboat Sub-Charter with an individual pursuant to which that individual will charter hire the M/V Babe for $6,000 per month until February 1, 2008 upon which time the individual has a purchase option.   Additionally, Sophlex Ship Management, Inc., was appointed as the substitute custodian of M/V Babe.   This boat was arrested on January 5, 2007.   On January 9, 2007 Greystone Business Credit, the plaintiff in the case against the M/V Babe,  signed a maintenance and caretaking proposal of the M/V Babe with Sophlex Ship Management, Inc.  The final custodial payment was made in July, 2007 and no further fees will be charged to Greystone on a monthly basis in 2007.

Payroll and Related Expenses:   Payroll and related expenses were $76,460 for the three months ended March 31, 2008 compared to $88,552 for the three months ended March 31, 2007.  The decrease of $12,092 was due to several officer waiving their payroll as of March 1, 2008.

Professional Fees:   Professional fees were $51,970 for the three months ended March 31, 2008 compared to $56,234 for the three months ended March 31, 2007.  The net decrease of $4,264 is due to a net decrease in accounting fees of $17,576, and an increase of legal and consulting fees of 13,312.  The accounting fees decreased due to a switch in auditors and the increase of the legal and consulting fees is because the Company is currently pursuing opportunities in a new industry referred to as cruise timeshares, which combines traditional real estate timeshares with commercial cruise vacations.

General and Administrative Expenses:  General and administrative expenses were $14,490 and $14,878 for the three months ended March 31, 2008 and 2007, respectively.  General and administrative expenses decreased by $388 in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Operating Expenses:  Operating expenses were $42,020 for the three months ended March 31, 2008 compared to $17,995 for the three months ended March 31, 2007.   This increase of $24,025 was due to the operating expenses of the Pacific Aurora.

Other Income (Expenses):  Other Income was ($80,931) for the three months ended March 31, 2008 and other expenses was ($89,212) for the three months ended March 31, 2007.   Other income (expenses) decreased by $8,281 for the three months ended March 31, 2008.   For the three months ended March 31, 2008, bank fees were $879, finance charges were $3,466, interest expense was $62,385, loan service fees were $8,659, and amortization was $5,542.  For the three months ended March 31, 2007, bank fees were $210, finance charges were $538, interest expense was $6,355, ship sales tax was $81,000, and organizational costs were $1,109.

Net Loss:  Net loss before income taxes was $319,294 and $232,974 for the three months ended March 31, 2008 and 2007, respectively. The increase in net loss is attributed to expenses related to the purchase of the M/V Pacific Aurora.

Liquidity and Capital Resources

For the three months ended March 31, 2008, we had a negative cash flow from operations of $202,662 compared to a negative cash flow of $146,815 as of March 31, 2007, an increase in the negative cash flow of $55,847.  Since inception, we have been dependent upon proceeds of loans from our stockholders and receipt of capital investment to fund our continuing activities.

For the three months ended March 31, 2008, we had a net loss of $319,294 compared to a net loss of $232,974 for the three months ended March 31, 2007, an increase in the net loss of $86,3620.

One customer accounted for the total revenue for the three months ended March 31, 2008 and 2007.

For the period ended March 31, 2008, the company renegotiated the maturity date from February 20, 2008 to December 15, 2008 on Revolving Note “A” issued on January 5, 2006.  The balance at March 31, 2008 was $853,150 ($769,050 in principal and $84,100 in accrued interest).

For the period ended March 31, 2008 the Company increased the availability on the Revolving Note “B” issued n August 1, 2007, from $300,000 to 500,000.   As of May 8, 2008, the Company increased the availability on the revolving note from $500,000 to $650,000.  The balance at March 31, 2008 was $516,903 ($500,000 in principal and $16,903 in accrued interest).

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

Concentrations of Credit Risk

One customer accounted for the total revenue for the three months ended March 31, 2008 and 2007.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of  March 31, 2008 and (ii) no change in internal controls over financial reporting occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect,  our internal control over financial reporting.

Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in our reports or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and financial officer as appropriate, to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information

On January 5, 2006 the Company entered into a Revolving Note (“Note 1”) with an aggregate principal amount of $50,000 to Frank Crivello. Funds are advanced to us as needed to pay for ongoing operations. Note 1 had a maturity date of June 30, 2006. As a result of eleven amendments to Note 1, the principal amount of Note 1 was increased to $800,000 and the maturity date of Note 1 was extended to February 20, 2009. Note 1 has an interest rate of 10% and as of March 31, 2008, the principal balance was $769,050.

On August 1, 2007, the Company issued a revolving note (“Note 2”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note 2 had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note 2 bears an interest rate of 10%.   On September 6, 2007 a first amendment was issued on Note 2 increasing the aggregate amount to $200,000.  On November 27, 2007 a second amendment was issued on Note 2 increasing the aggregate amount to $300,000. On January 4, 2008 a third amendment was issued on Note 2 increasing the aggregate amount to $400,000.  On February 11, 2008 a fourth amendment was issued on Note 2 increasing the aggregate amount to $500,000.  On April 16, 2008, a fifth amendment was issued on Note 2 increasing the aggregate amount to $650,000, confirming the maturity date of Note 2 as December 31, 2008 and waiving all accrued and unpaid interest on Note 2 in the event of a repayment of Note 2 in full prior to September 30, 2008.  The principal balance on Note 2 was $500,000 as of March 31, 2008.

Item 6.   Exhibits

Number	Description

3.1	Registrant's Certificate of Incorporation (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on September 2, 2005).

3.2	Certificate of Amendment to Registrant's Certificate of Incorporation (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on September 2, 2005).

3.3	Certificate of Amendment to Registrant's Certificate of Incorporation (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on September 2, 2005).

3.4	Certificate of Amendment to Registrant's Certificate of Incorporation (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on September 2, 2005).

3.5	Registrant's By-Laws (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on September 2, 2005).

5.1	Opinion of Sichenzia Ross Friedman Ference LLP (incorporated by reference to Exhibit 5.1 to Registrant’s Form SB-2/A filed on April 14, 2006).

10.1	Employment agreement dated July 1, 2004 between the Registrant and Craig Hodgkins (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on September 2, 2005).

10.2	Employment agreement dated July 1, 2004 between the Registrant and Capt. Timothy Levensaler (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on September 2, 2005).

10.3
Seaman Engagement Contract between Sophlex Ship Management Co. Ltd. And Xiamen Zhonglianyang Seaman Service Co., Ltd. (incorporated by reference to Exhibit 10.3 to Registrant’s Form SB-2/A filed on April 14, 2006).

10.4
$500,000.00 Revolving Secured Note, dated May 5, 2004, issued by Marine Growth Ventures Inc., Marine Growth Charter, Inc., Marine Growth Finance, Inc., Marine Growth Freight, Inc., Marine Growth Real Estate, Inc. and Gulf Casino Cruises, Inc. to Frank P. Crivello (incorporated by reference to Exhibit 10.4 to Registrant’s Form SB-2/A filed on April 14, 2006).

10.5
$2,00,000.00 Promissory Note, dated October 21, 2004, issued by King Crown International Co. Ltd. to Marine Growth Finance, Inc. (incorporated by reference to Exhibit 10.5 to Registrant’s Form SB-2/A filed on April 14, 2006).

10.6
Settlement Stipulation, dated April 7, 2005, between King Crown International Co. Ltd., Marine Growth Finance, Inc., Oceans Five Cruises, Inc. and Lee Young Union Ltd. (incorporated by reference to Exhibit 10.6 to Registrant’s Form SB-2/A filed on April 14, 2006).

10.7
$50,000.00 Revolving Note, dated January 5, 2006, issued by Marine Growth Ventures Inc., Marine Growth Charter, Inc., Marine Growth Finance, Inc., Marine Growth Freight, Inc., Marine Growth Real Estate, Inc. and Gulf Casino Cruises, Inc. to Frank P. Crivello (incorporated by reference to Exhibit 10.1 to Form 10-QSB filed on March 31, 2006).

10.8
Sale and Purchase Agreement, by and between British Columbia Discovery Voyages, Inc., T. Jones Enterprises, Inc. and Trevor Jones, as sellers, and Marine Growth Ventures, Inc., as buyer. (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 28, 2007).

10.9
Loan and Security  Agreement  between  Greystone  Business Credit II LLC, Marine Growth Canada, Ltd. and Marine Growth Finance & Charter, Inc., dated as of March 27, 2007  (incorporated by reference to Exhibit 10.2 of Form 8-K filed March 28, 2007).

10.10
Guaranty in favor of Greystone Business Credit II LLC, by and among Marine Growth Ventures, Inc., Marine Growth Canada, Ltd. and Marine Growth Finance & Charter, Inc., dated as of March 27, 2007 (incorporated by reference to Exhibit 10.3 of Form 8-K filed March 28, 2007).

10.11	Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.4 of Form 8-K filed March 28, 2007).

10.12	First Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.5 of Form 8-K filed March 28, 2007).

10.13	Second Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.6 of Form 8-K filed March 28, 2007).

10.14	Third Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.7 of Form 8-K filed March 21, 2007).

10.15	Forth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.8 of Form 8-K filed March 28, 2007).

10.16	Fifth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.9 of Form 8-K filed March 28, 2007).

10.17	Sixth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello. (incorporated by reference to Exhibit 10.10 of Form 8-K filed March 28, 2007).

10.18	Seventh Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.11 of Form 8-K filed March 28, 2007).

10.19
Share Ship Agreement, date April 11, 2007, by and between Euro Oceans, Ltd., Marine Growth Ventures, Inc., Marine Growth Canada, Ltd., Sophlex Ship Management, Inc. and Ship Timeshare Management, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed April 17, 2007).

10.20	Eighth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.1 of Form 8-K filed May 17, 2007).

10.21	Ninth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.10 of Form 8-K filed July 5, 2007).

10.22	Bareboat Charter by and between Fractional Marine, Inc. and Greystone Maritime Holdings LLC, dated July 30, 2007 (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 7, 2007).

10.23	Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated August 1, 2007 (incorporated by reference to Exhibit 10.2 of Form 8-K filed August 7, 2007).

10.24
First Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated September 6, 2007 (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 10, 2007).

10.25	Tenth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.11 of Form 8-K filed September 25, 2007).

10.26
Second Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated November 27, 2007 (incorporated by reference to Exhibit 10.3 of Form 8-K filed November 28, 2007).

10.27
Third Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated January 4, 2008 (incorporated by reference to Exhibit 10.4 of Form 8-K filed January 8, 2008).

10.28
Forth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated February 11, 2008 (incorporated by reference to Exhibit 10.5 of Form 8-K filed February 14, 2008).

10.29
Fifth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated April 16, 2008 (incorporated by reference to Exhibit 10.6 of Form 8-K filed April 17, 2008).

10.30	Eleventh Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello, dated March 19, 2008 (filed herewith).

10.31
Third Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated January 4, 2008 (incorporated by reference to Exhibit 10.4 of Form 8-K filed January 8, 2008).

10.32
Forth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated February 11, 2008 (incorporated by reference to Exhibit 10.5 of Form 8-K filed February 14, 2008).

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act.

31.2	Certification of the CFO Pursuant to 13a-14(a) under the Exchange Act.

32.1	Certification of the CEO pursuant to 18 U.S.C Section 1350.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE GROWTH VENTURES, INC.

Dated: May 13, 2008	By:	/s/ Craig Hodgkins
Craig Hodgkins
(Principal Executive Officer)

Dated: May 13, 2008	By:	/s/ Katherine Ostruszka
Katherine Ostruszka
Chief Financial Officer and Controller
(Principal Financial Officer)