Form 10-Q
period 2008-06-30
MARINE GROWTH VENTURES INC
filed 2008-08-14
CIK 1334794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 13, 2008 – 21,839,500 shares of common stock

Indicate by a check mark whether the registrant is (check one):

an accelerated filer ☐	a non accelerated filer ☐	or a smaller reporting company ☒

MARINE GROWTH VENTURES, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED June 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Balance Sheet

ASSETS
	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
CURRENT ASSETS
Cash	$2,715	$-
Accounts Receivable	-	6,000
Other Receivables	-	501
Prepaid Expenses	41	719
Other Receivables, Net of Allowance	-	180,000
Total Current Assets	2,756	187,220

FIXED ASSETS, NET	1,503,480	1,504,301

PREPAID FINANCING COSTS	11,956	20,781

OTHER ASSETS
Accounting Retainer	-	5,000
Other Deposits	2,181	2,181
Loan Reserve	-	67,916
Total Other Assets	2,181	75,097
TOTAL ASSETS	$1,520,373	$1,787,399
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accrued Payroll	$375,969	$581,414
Accounts Payable	349,090	376,290
Cash Overdraft	-	17,343
Accrued Interest Payable	138,471	135,905
Accrued Expenses	411,568	261,226
Deferred Expenses	-	19,166
Other Payables	-	180,000
Note Payable – Greystone	369,982	270,833
Note Payable – Stockholder	273,050	769,050
Note Payable – Other	665,850	275,500
Total Current Liabilities	2,283,980	2,886,727

LONG TERM LIABILITIES
Greystone Note Payable	1,603,256	1,168,150
Total Long Term Liabilities	1,603,256	1,168,150

TOTAL LIABILITIES	4,187,236	4,054,877
STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued or outstanding
Common Stock, $0.001 par value, 100,000,000 shares authorized, 21,839,500 issued and outstanding	21,840	21,740
Additional Paid-In Capital	633,473	555,699
Accumulated Deficit	(3,290,250)	(2,811,864)
Accumulated Other Comprehensive Income (Loss)	(31,926)	(33,053)
Total Stockholders' Deficiency	(2,666,863)	(2,267,478)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY	$1,520,373	$1,787,399

See Accompanying Notes to Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consoldiated Statement of Operations
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008		2007	2008	2007
REVENUE
Ship Management Fees and Consulting Income		$-	$42,410	$12,000	$76,308
Cost of Sales		64,062	-	128,125	-

GROSS PROFIT (LOSS)		(64,062)	42,410	(116,125)	76,308

EXPENSES
Payroll and Related Expenses		22,864	88,215	99,324	176,767
Professional Fees		49,360	26,039	99,072	82,273
General and Administrative Expenses		27,262	28,206	41,752	42,992
Selling Expenses		1,206	819	2,566	819
Operating Expenses		105,449	104,855	152,834	122,943
Total Expenses		206,141	248,134	395,548	425,794

LOSS FROM OPERATIONS		(270,203)	(205,724)	(511,673)	(349,486)

OTHER INCOME (EXPENSE)
Interest		(56,920)	(53,723)	(119,305)	(60,078)
Loan Service Fee		(4,007)	-	(12,666)	-
Sales Tax		-	(1,782)	(178)	(82,782)
Other		169,776	(10,377)	165,431	(12,234)
Total Other Expense		108,849	(65,882)	33,282	(155,094)

NET LOSS	$	(161,354)	$(271,606)	$(478,391)	$(504,580)

Basic and diluted loss per common share		$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted		21,839,500	21,739,500	21,839,500	21,739,500

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(478,391)	$(504,581)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation & Amortization	9,646	4,340
Donated Rent & Services	7,874	1,874
Debt Forgiveness	(171,667)	-
Changes in Operation Assets & Liabilities:
Accounts Receivable	6,000	-
Other Receivables	501	-
Prepaid Expense	5,000	(286)
Prepaid Insurance	678	732
Cash Overdraft	(17,343)	-
Accrued Payroll	36,222	111,475
Accounts Payable	(27,200)	23,271
Other Accounts Payable	-	236
Accrued Interest Payable	2,566	44,456
Accrued Expenses	150,342	35,773
Deferred Expenses	(19,166)	19,166
Deferred Rent	-	(331)
Net Cash Used by Operating Activities	(494,938)	(263,875)

CASH FLOWS FROM INVESTING ACTIVITIES
Legal Fees on Ship Purchase	-	(69,891)
Net Cash Provided by Investing Activities	-	(69,891)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan Costs	-	(13,000)
Payment on Note Payable – Greystone	106,171	-
Proceeds From Note Payable-Stockholder (net)	-	396,000
Proceeds From Note Payable – Related Party	390,350	-
Net Cash Provided by Financing Activities	496,521	383,000

Currency Conversion Gain/Loss	1,127	(31,236)

NET INCREASE (DECREASE) IN CASH:	2,715	17,999

BEGINNING CASH	-	3,947

ENDING CASH	$2,715	$21,946

SUPPLEMENTAL DISCLOSURES OF CASH ITEMS
Interest Paid	$23,870	$-
Income Taxes Paid	-	-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITES
Line of Credit - Greystone	$496,000	$-
Payment on Note Payable – Stockholder	(496,000)
Purchase of Fixed Assets	-	$1,350,000
Loan Costs	-	(20,250)
Loan Reserve	-	(67,916)
Reserve Legal Fees	-	(61,834)
Note Payable – Ship Purchase	-	1,500,000
Debt forgiveness of payroll	171,667
APIC	(69,900)
Common Stock	(100)
Accrued payroll	241,667

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of  June 30, 2008 (Unadudited)

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

The Company is currently pursuing additional opportunities with the cruiseship, Pacific Aurora which it purchased in 2007.   The Company is working with a maritime lodging company in order to sell condos on the cruise ship that will take weekend tours of the surrounding Pacific coastline.  Purchasers may live aboard full-time, cruise only on weekends, rent out their condos as investment income, or any combination which suits their individual purposes.

In addition, the Company is pursuing other opportunities in the shipping industry.

Since its inception, the Company has been dependent upon the proceeds of loans from its stockholders and the receipt of capital investments to fund its continuing activities.  The Company has incurred operating losses since its inception.  The Company expects to incur significant increasing operating losses over the next several years, primarily due to the expansion of its business.   There is no assurance that the Company’s developmental and marketing efforts will be successful.   The Company will continue to require the infusion of capital or loans until operations become profitable.  There can be no assurance that the Company will ever achieve any revenues or profitable operations from the sale of its proposed products.  The Company is seeking additional capital at this time.  During the six months ended June 30, 2008, the Company had a net loss of $478,391 and a negative cash flow from operations of $494,938 and as June 30, 2008, the Company had a working capital deficiency of $2,281,224 and a stockholders’ deficiency of $2,666,863.  As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(D)	Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of June 30, 2008 and for the six months ended June 30, 2008 and 2007 are unaudited.   In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations.   The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2007 appearing in Form 10K-SB filed on April 11, 2008.

(E)	Recent Accounting Pronouncements

In the opinion of management, there are no recent accounting pronouncements that will have a material effect the Company’s consolidated financial statements.

Note 3- Related Party Transactions

Revolving Note “A” issued on January 5, 2006

For the period ended June 30, 2008  the company renegotiated the maturity date from February 20, 2008 to December 15, 2008.  The balance at June 30, 2008 was $370,362 ($273,050 in principal and $97,312 in accrued interest).

Revolving Note “B” issued on August 1, 2007

The Company increased the availability on the revolving note to $750,000.  The balance at June 30, 2008 was $697,621 ($665,850 in principal and $31,771 in accrued interest).

The Company utilizes space in Milwaukee, Wisconsin owned by an entity controlled by the Chairman of the Board of Directors.    The fair market value of this rent is $250 per month and is recorded as $1500 rent expense and a corresponding related party liability for the six month ended June 30, 2008 and 2007.   On June 30, 2008, this debt was forgiven and converted into additional paid in capital.

The Company utilizes employees of an entity controlled by the Chairman of the Board of Directors.    The value of the work done by the employees of the entity controlled by the Chairman of the Board of Directors equated to $6,375 during the six months ending June 30, 2008.  These services and a corresponding related party liability was recorded.   On June 30, 2008, this debt was forgiven and converted into additional paid in capital.

Note 4 – Fixed Assets

Fixed assets as of June 30, 2008 consisted of:

Office Furniture	$1,286
Computer Equipment	1,827
Ship	1,481,725
Ship Furnishings	20,364
Less: Accumulated Depreciation	(1,721)
Fixed Assets, net	$1,503,480

Depreciation expense for the six months ended June 30, 2008 and 2007 amounted to $137 and $103, respectively.  No depreciation has been taken on the ship, as it was not yet operational as of June 30, 2008.

Note 5 – M/V Babe

Per the modification letter dated June 12, 2008, on July 1, 2008 there was an extinguishment of the bareboat lease of the yacht Babe between Lender and Fractional, on July 1, 2008 Fractional Marine took title to the Babe for the purchase price of $2,289,926.   The Company is required to pay interest only on all obligations owing under the Loan until October 15, 2008 at which time principal will be amortized over forty-eight months.

Note 6 – Greystone Business Credit II, LLC

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

In addition, the Company executed a Guaranty in favor of Greystone Business II, LLC to guaranty the full payment of all obligations due under the Term Note.  Interest expense of $33,065 and loan services fees of $8,659 were recorded for the period ended June 30, 2008.  In conjunction with this, a stockholder, who is also the majority member of the LLC that is the majority owner of the Company, pledged 300,000 shares of his common stock of an unrelated public company.

In June, 2008, Greystone Business Credit II and the Company agreed for Greystone Business Credit II to make additional advances to the Company under the Loan to increase the aggregate loans outstanding thereunder up to the following; (i) the lesser of 72.5% of the appraised fair market value of the yacht Aurora (net of appraisal, documentation and other related expenses) and (ii) $3,200,000.   This money is to be used to repay the monies owed with respect to Revolving Note A.  Any remaining unfunded availability may be used as working capital.  The Company is required to pay interest only on all obligations owing under the Loan until October 15, 2008 at which time it begins amortization of the loan principal over forty-eight months.   In addition, all net time-share revenues generated by the Pacific Aurora shall be applied as mandatory prepayments to reduce principal on such loan pursuant to the release prices agreed upon by Greystone Business Credit and the Company.  The Modification Letter also provides for the extinguishment of the bareboat lease of the yacht Babe between Lender and Fractional on July 1, 2008 and for the Company to purchase the Babe. (See Note 5).
As of June 30, 2008, the Company is past due in its payments to Greystone Business II, LLC.   The balance on the notes as of June 30, 2008 is $1,973,238.

Note 7 – Subsequent Events

On July 1, 2008, per the modification letter dated June 12, 2008, there was an extinguishment of the bareboat lease of the yacht Babe between Lender and Fractional on July 1, 2008 and Fractional Marine took title to the Babe for the purchase price of $2,289,926. (See Note 5)

The company has changed its intentions with the cruise ship Pacific Aurora.   In prior months, the company was attempting to develop cruise vessels for a new industry referred to as cruise timeshares, which combines the concept of traditional real estate timeshares with commercial cruise vacations.  Purchasers of cruise timeshares would receive the right to a seven-day cruise each year for up to a period of 15 years aboard a cruise ship purchased by the Company.  The Company is now working with a maritime lodging company in order to sell condos on the cruise ship that will take weekend tours of the surrounding Pacific coastline.  Purchasers may live aboard full-time, cruise only on weekends, rent out their condos as investment income, or any combination which suits their individual purposes.

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

We are also currently pursuing additional opportunities with the cruiseship, Pacific Aurora which it purchased in 2007.   The Company is working with a maritime lodging company in order to sell condos on the cruise ship that will take weekend tours of the surrounding Pacific coastline.  Purchasers may live aboard full-time, cruise only on weekends, rent out their condos as investment income, or any combination which suits their individual purposes.

Results of Operations

Since our inception, we have been dependent upon the proceeds of loans from our stockholders and the receipt of capital investment to fund our continuing activities.  We have incurred operating losses since our inception.  We expect to incur significant increasing operating losses over the next several years, primarily due to the expansion of our business. We will continue to require the infusion of capital until operations become profitable.  Presently, we have no commitments to provide such capital.   We had a net loss of $478,391 and a negative cash flow from operations of $494,938 for the six months ended June 30, 2008.

Three Months Ended June 30, 2008 and 2007:

Revenue:   Revenue was $0 for the three months ended June 30, 2008 compared to $42,410 earned in the three months ended June 30, 2007.   In the three months ended June 30, 2008, the company had no revenue.  As of July 1, 2008, the Company began marketing the sales on condos on the ship.

Payroll and Related Expenses:   Payroll and related expenses were $22,864 for the three months ended June 30, 2008 compared to $88,215 for the three months ended June 30, 2007.  The decrease of $65,351 was due to the majority of the officers waiving their payroll as of March 1, 2008 and will continue to do so until the Company has sustainable revenues.

Professional Fees:   Professional fees were $49,360 for the three months ended June 30, 2008 compared to $26,039 for the three months ended June 30, 2007.  The net increase of $23,321 is due in increase in accounting fees of $7,312, legal fees of $14,381, and other professional fees of $1,627.  The accounting fees have increased due to the timing of the filing of the 10k.  The legal and other professional fees increased because the Company was pursuing opportunities in a new industry referred to as cruise timeshares, which combines traditional real estate timeshares with commercial cruise vacations.    The Company is now is working with a maritime lodging company in order to sell condos on the cruise ship that will take weekend tours of the surrounding Pacific coastline.  This change in focus will require the continued investment in professional fees.

General and Administrative Expenses:  General and administrative expenses were $27,262 and $28,206 for the three months ended June 30, 2008 and 2007, respectively.  General and administrative expenses decreased by $944 in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.  This difference is mainly due to the increase in bad debt of $12,000 offset by a decrease in travel of $9,857.

Operating Expenses:  Operating expenses were $105,449 for the three months ended June 30, 2008 compared to $104,855 for the three months ended June 30, 2007.   Operating expenses remained relatively stable for both periods.

Other Income (Expenses):  Other Income was $108,849 for the three months ended June 30, 2008 and other expenses was ($65,882) for the three months ended June 30, 2007.   Other income (expenses) increased by $174,731 for the three months ended June 30, 2008.   For the three months ended June 30, 2008, the Company had debt forgiveness income of $171,667 due to an officer waiving a portion of their accrued payroll.

Net Loss:  Net loss before income taxes was $161,354 and $271,606 for the three months ended June 30, 2008 and 2007, respectively. The decrease in net loss is attributed to debt forgiveness income in the three months ending June 30, 2008.

Six  Months Ended June 30, 2008 and 2007:

Revenue:   Revenue was $0 for the six months ended June 30, 2008 compared to $76,308 earned in the six months ended June 30, 2007.    In the six months ended June 30, 2008, the company had no revenue.  As of July 1, 2008, the Company began marketing the sales on condos on the ship.

Payroll and Related Expenses:   Payroll and related expenses were $99,324 for the six months ended June 30, 2008 compared to $176,767 for the six months ended June 30, 2007.  The decrease of $77,443 was due to the majority of the officers waiving their payroll as of March 1, 2008 and will continue to do so until the Company has sustainable revenues.

Professional Fees:   Professional fees were $99,072 for the six months ended June 30, 2008 compared to $82,273 for the six months ended June 30, 2007.  The increase of $16,799 is mainly due to a decrease in accounting fees of $10,265, and an increase of legal $19,921 and consulting fees of $7,800.  The accounting fees decreased due to a switch in auditors and the increase of the legal and consulting fees is because the Company was pursuing opportunities in a new industry referred to as cruise timeshares, which combines traditional real estate timeshares with commercial cruise vacations.   The Company is now is working with a maritime lodging company in order to sell condos on the cruise ship that will take weekend tours of the surrounding Pacific coastline.  This change in focus will require the continued investment in professional fees.

General and Administrative Expenses:  General and administrative expenses were $41,752 and $42,992 for the six months ended June 30, 2008 and 2007, respectively.  General and administrative expenses decreased by $1,240 in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This difference is mainly due to the increase in bad debt by $12,000 offset by a decrease in travel of $12,628.

Operating Expenses:  Operating expenses were $152,834 for the six months ended June 30, 2008 compared to $122,943 for the six months ended June 30, 2007.   This increase of $29,891 was due to the operating expenses of the Pacific Aurora.

Other Income (Expenses):  Other Income was $33,282 for the six months ended June 30, 2008 and other expenses was ($155,094) for the six months ended June 30, 2007.   Other income (expenses) increased by $188,376 for the six months ended June 30, 2008. For the six months ended June 30, 2008, the Company had debt forgiveness income of $171,667 due to an officer waiving a portion of their accrued payroll.

Net Loss:  Net loss before income taxes was $478,391 and $504,580 for the six months ended June 30, 2008 and 2007, respectively. The decrease in net loss is attributed to the decrease in expenses related to the purchase of the M/V Pacific Aurora.

Liquidity and Capital Resources

For the six months ended June 30, 2008, we had a negative cash flow from operations of $494,938 compared to a negative cash flow of $263,875 as of June 30, 2007, an increase in the negative cash flow of $231,063.  Since inception, we have been dependent upon proceeds of loans from our stockholders and receipt of capital investment to fund our continuing activities.

For the six months ended June 30, 2008, we had a net loss of $478,391 compared to a net loss of $504,580 for the six months ended June 30, 2007, a decrease in the net loss of $26,189.

For the six months ended June 30, 2008, the majority of the officers waived their payroll as of March 1, 2008 and will continue to do so until the Company has sustainable revenues.

For the period ended June 30, 2008, the company renegotiated the maturity date from February 20, 2008 to December 15, 2008 on Revolving Note “A” issued on January 5, 2006.  The balance at June 30, 2008 was $370,362 ($273,050 in principal and $97,312 in accrued interest).   $496,000 was paid down from the proceeds from the June 12 Modification Agreement with Greystone Business Credit II.

 In June, 2008, Greystone Business Credit II and the Company agreed for Greystone Business Credit II to make additional advances to the Company under the Loan to increase the aggregate loans outstanding there under up to the following; (i) the lesser of 72.5% of the appraised fair market value of the yacht Aurora (net of appraisal, documentation and other related expenses) and (ii) $3,200,000.   This money is to be used to repay the monies owed with respect to Revolving Note A.  Any remaining unfunded availability may be used as working capital.  The Company is required to pay interest only on all obligations owing under the Loan until October 15, 2008 at which time it begin amortization of the loan principal over forty-eight months.   In addition, all net time-share revenues generated by the Pacific Aurora shall be applied as mandatory prepayments to reduce principal on such loan pursuant to the release prices agreed upon by Greystone Business Credit and the Company.  The Modification Letter also provides for the extinguishment of the bareboat lease of the yacht Babe between Lender and Fractional on July 1, 2008 and for the Company to purchase the Babe.

The Company increased the availability on the Revolving Note “B” issued on August 1, 2007, to $750,000.  The balance at June 30, 2008 was $697,621 ($665,850 in principal and $31,771 in accrued interest)

 We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months and there can be no assurance that we will ultimately close on the necessary financing. In addition to any third-party financing we may obtain, we currently expect that loans from our stockholders may be a continuing source of liquidity to fund our operations.   Accordingly, we will need to seek funding in the near future.   In view of the forgoing, there are no assurances that we can or will continue as a going concern.

Our ability to continue as a going concern is dependent on our ability to obtain additional funds through debt and equity funding as well as from sales of various services.   The Company expects to begin condo sales in the 3rd quarter of 2008, which is expected to produce positive income and cash flow for the company.  However, we cannot be assured that there will be buyers interest in acquiring the condos or the volume or timing of such sales, or any.  With these sales the Company anticipates that it will become less reliant on short-term financing.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Going Concern:

Our ability to continue as a going concern is dependent on our ability to obtain additional funds through debt and equity funding as well as from sales of various services.   The Company expects to begin condo sales in the 3rd quarter of 2008, which is expected to produce positive income and cash flow for the company.  With these sales the Company anticipates that it will become less reliant on short-term financing.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - None

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of  June 30, 2008 and (ii) no change in internal controls over financial reporting occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect,  our internal control over financial reporting.

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

Item 1.  Legal Proceedings - None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

On January 5, 2006 the Company entered into a Revolving Note (“Note A”) with an aggregate principal amount of $50,000 to Frank Crivello. Funds are advanced to us as needed to pay for ongoing operations. Note 1 had a maturity date of June 30, 2006. As a result of eleven amendments to Note 1, the principal amount of Note 1 was increased to $800,000 and the maturity date of Note 1 was extended to February 20, 2009. Note 1 has an interest rate of 10% and as of June 30, 2008, the principal balance was $273,050.

On August 1, 2007, the Company issued a revolving note (“Note B”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note 2 had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note B bears an interest rate of 10%.   On September 6, 2007 a first amendment was issued on Note B increasing the aggregate amount to $200,000.  On November 27, 2007 a second amendment was issued on Note B increasing the aggregate amount to $300,000. On January 4, 2008 a third amendment was issued on Note B increasing the aggregate amount to $400,000.  On February 11, 2008 a fourth amendment was issued on Note B increasing the aggregate amount to $500,000.  On April 16, 2008, a fifth amendment was issued on Note B increasing the aggregate amount to $650,000, confirming the maturity date of Note B as December 31, 2008 and waiving all accrued and unpaid interest on Note B in the event of a repayment of Note B in full prior to September 30, 2008.  On June 25, 2008, a sixth amendment was issued on Note B increasing the aggregate amount to $750,000.  The principal balance on Note 2 was $665,850 as of June 30, 2008.

Per the Modification Letter dated June 12, 2008, Greystone Business Credit II and the Company agreed for Greystone Business Credit II to make additional advances to the Company under the Loan to increase the aggregate loans outstanding there under up to the following; (i) the lesser of 72.5% of the appraised fair market value of the yacht Aurora (net of appraisal, documentation and other related expenses) and (ii) $3,200,000.   This money is to be used to repay the monies owed with respect to Revolving Note A.  Any remaining unfunded availability may be used as working capital.  The Company is required to pay interest only on all obligations owing under the Loan until October 15, 2008 at which time it begins amortization of the loan principal over forty-eight months.   In addition, all net time-share revenues generated by the Pacific Aurora shall be applied as mandatory prepayments to reduce principal on such loan pursuant to the release prices agreed upon by Greystone Business Credit and the Company.  The Modification Letter also provides for the extinguishment of the bareboat lease of the yacht Babe between Lender and Fractional on July 1, 2008 and for the Company to purchase the Babe.

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

10.30	Eleventh Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello, dated March 19, 2008 (filed herewith)

10.31	Third Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated January 4, 2008 (incorporated by reference to Exhibit 10.4 of Form 8-K filed January 8, 2008)

10.32
Forth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated February 11, 2008 (incorporated by reference to Exhibit 10.5 of Form 8-K filed February 14, 2008)

10.32	Fifth Amendment to the Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated April 16, 2008 (incorporated by reference to Exhibit 10.6 of Form 8-K filed April 16, 2008)

10.33	Sixth Amendment to the Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated June 25, 2008 (incorporated by reference to Exhibit 10.7 of Form 8-K filed June 26, 2008)

10.34	Modification lf Agreement dated June 12, 2008 (incorporated by reference to Exhibit 10.1 of Form 8-k filed August 11, 2008)

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2	Certification of the CFO Pursuant to 13a-14(a) under the Exchange Act

32.1	Certification of the CEO pursuant to 18 U.S.C Section 1350

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE GROWTH VENTURES, INC.

Dated: August 14, 2008	By:	/s/ Craig Hodgkins
Craig Hodgkins
President and Director (Principal Executive Officer)

Dated: August 14, 2008	By:	/s/ Katherine Ostruszka
Katherine Ostruszka
Chief Financial Officer and Controller (Principal Financial Officer)