Form 10-Q
period 2008-09-30
MARINE GROWTH VENTURES INC
filed 2008-11-12
CIK 1334794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2008 – 21,839,500 shares of common stock

Indicate by a check mark whether the registrant is (check one):

an accelerated filer ☐	a non accelerated filer ☐	or a smaller reporting company ☒

MARINE GROWTH VENTURES, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Balance Sheet

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS
CURRENT ASSETS
Cash	$3,878	$-
Accounts Receivable	-	6,000
Other Receivables	-	501
Prepaid Expenses	1,072	719
Vessel Held for Sale	2,289,926	-
Other Receivables, Net of Allowance	-	180,000
Total Current Assets	2,294,876	187,220

FIXED ASSETS, NET	1,502,592	1,504,301

PREPAID FINANCING COSTS	4,156	20,781

OTHER ASSETS
Accounting Retainer	-	5,000
Legal Retainer	7,500	-
Other Deposits	2,181	2,181
Loan Reserve	-	67,916
Total Other Assets	9,681	75,097
TOTAL ASSETS	$3,811,305	$1,787,399
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accrued Payroll	$405,840	$581,414
Accounts Payable	347,339	376,290
Cash Overdraft	-	17,343
Accrued Interest Payable	136,734	135,905
Accrued Expenses	233,178	261,226
Deferred Expenses	-	19,166
Other Payables	195,190	180,000
Note Payable – Greystone	1,213,873	270,833
Note Payable – Stockholder	132,235	769,050
Note Payable – Other	573,950	275,500
Total Current Liabilities	3,238,339	2,886,727

LONG TERM LIABILITIES
Greystone Note Payable	3,703,353	1,168,150
Total Long Term Liabilities	3,703,535	1,168,150

TOTAL LIABILITIES	6,941,692	4,054,877
STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 5,000,000
shares authorized, none issued or outstanding
Common Stock, $0.001 par value, 100,000,000
shares authorized, 21,839,500 issued and outstanding	21,840	21,740
Additional Paid-In Capital	638,911	555,699
Accumulated Deficit	(3,756,429)	(2,811,864)
Accumulated Other Comprehensive Income (Loss)	(34,708)	(33,053)
Total Stockholders' Deficiency	(3,130,387)	(2,267,478)
TOTAL LIABILITIES & STOCKHOLDERS'
DEFICIENCY	$3,811,305	$1,787,399

See Accompanying Notes to Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consoldiated Statement of Operations
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008		2007	2008	2007
REVENUE
Ship Management Fees and Consulting Income		$-	$6,000	$12,000	$82,308
Cost of Sales		-	-	(128,125)	-

GROSS PROFIT (LOSS)		-	6,000	(116,125)	82,308

EXPENSES
Payroll and Related Expenses		40,757	89,610	(31,586)	266,377
Professional Fees		67,981	82,962	167,053	165,235
General and Administrative Expenses		49,666	27,841	91,418	71,017
Selling Expenses		57,765	(54)	60,331	765
Operating Expenses		76,744	192,983	229,578	311,586
Total Expenses		292,912	393,342	516,794	814,980

LOSS FROM OPERATIONS		(292,912)	(387,342)	(632,919)	(732,396)

OTHER INCOME (EXPENSE)
Interest		(123,573)	(58,961)	(242,878)	(119,039)
Loan Service Fee		(19,109)	(8,079)	(31,775)	(17,348)
Sales Tax		(813)	81,769	(991)	(1,013)
Other		(29,772)	(5,530)	(36,007)	(12,651)
Total Other Expense		(173,267)	9,199	(311,651)	(150,051)

NET LOSS	$	(466,179)	$(378,143)	$(944,570)	$(882,723)

Basic and diluted loss per common share		$(0.02)	$(0.02)	$(0.02)	$(0.04)

Weighted average number of common
shares outstanding - basic and diluted		21,839,500	21,739,500	21,839,500	21,739,500

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(944,570)	$(882,723)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation & Amortization	16,917	8,588
Donated Rent & Services	13,313	2,812
Payroll Forgiveness	(171,667)	-
Reserve Legal Fees	-	61,834
Changes in Operation Assets & Liabilities:
Accounts Receivable	6,000	(6,000)
Other Receivables	501	(85,244)
Prepaid Expense	(2,500)	-
Prepaid Insurance	(354)	(325)
Cash Overdraft	(17,343)	-
Accrued Payroll	66,093	195,400
Accounts Payable	(28,947)	166,321
Other Accounts Payable	176,024	(3,660)
Accrued Interest Payable	26,052	89,863
Accrued Expenses	(28,048)	(12,698)
Deferred Expenses	-	19,166
Deferred Rent	-	-
Net Cash Used by Operating Activities	(888,529)	(446,809)

CASH FLOWS FROM INVESTING ACTIVITIES
Legal Fees on Vessel Purchase	-	(13,000)
Purchase of Vessel Furnishing		(131,725)
Net Cash Provided by Investing Activities	-	(142,510)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan Costs	-	(13,000)
Payment on Note Payable – Greystone	59,212	(20,833)
Proceeds From Note Payable-Stockholder	384,983	519,800
Proceeds From Note Payable – Related Party	448,450	150,000
Net Cash Provided by Financing Activities	892,645	635,967

Currency Conversion Gain/Loss	(238)	(39,682)

NET INCREASE (DECREASE) IN CASH:	3,878	6,966

BEGINNING CASH	-	3,947

ENDING CASH	$3,878	$10,913

SUPPLEMENTAL DISCLOSURES OF CASH ITEMS
Interest Paid	$125,365	$-
Income Taxes Paid	-	-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITES
Greystone (Pacific Aurora Note)	$1,197,021	$-
Payment on Note Payable – Stockholder	(1,047,021)	-
Payments on Note Payable – Related Party	(150,000)	-
Greystone (Babe Note)	2,350,002	-
Purchase of Fixed Assets (Babe)	(2,289,926)	-
Payables	(60,076)	-
Purchase of Fixed Assets (Pacific Aurora)		$(1,350,000)
Loan Costs	-	(20,250)
Loan Reserve	-	(67,916)
Reserve Legal Fees	-	(61,834)
Note Payable – Vessel Purchase Pacific Aurora	-	1,500,000
Forgiveness of payroll	171,667	-
APIC	(69,900)	-
Common Stock	(100)	-
Accrued payroll	241,667	-

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of September 30, 2008 (Unadudited)

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

The Company is currently pursuing additional opportunities with the vessel, Pacific Aurora which it purchased in 2007.   The Company is working with a maritime lodging company in order to sell condos on the vessel that will take weekend tours of the surrounding Pacific coastline.  Purchasers may live aboard full-time, cruise only on weekends, rent out their condos as investment income, or any combination which suits their individual purposes.

In addition, the Company is pursuing other opportunities in the shipping industry.

Since its inception, the Company has been dependent upon the proceeds of loans from its stockholders and the receipt of capital investments to fund its continuing activities.  The Company has incurred operating losses since its inception.  The Company expects to incur significant increasing operating losses over the next several years, primarily due to the expansion of its business.   There is no assurance that the Company’s developmental and marketing efforts will be successful.   The Company will continue to require the infusion of capital or loans until operations become profitable.  There can be no assurance that the Company will ever achieve any revenues or profitable operations from the sale of its proposed products.  The Company is seeking additional capital at this time.  During the nine months ended September 30, 2008, the Company had a net loss of $944,570 and a negative cash flow from operations of $888,529 and as September 30, 2008, the Company had a working capital deficiency of $943,463 and a stockholders’ deficiency of $3,130,387.  As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

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

(D)	Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of September 30, 2008 and for the nine months ended September 30, 2008 and 2007 are unaudited.   In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations.   The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2007 appearing in Form 10K-SB filed on April 11, 2008.

(E)	Recent Accounting Pronouncements

In the opinion of management, there are no recent accounting pronouncements that will have a material effect the Company’s consolidated financial statements.

Note 3 – Related Party Transactions

Revolving Note “A” issued on January 5, 2006

For the period ended June 30, 2008  the company renegotiated the maturity date from February 20, 2008 to December 15, 2008.  The balance at September 30, 2008 was $206,662 ($132,235 in principal and $74,427 in accrued interest).

Revolving Note “B” issued on August 1, 2007

The Company increased the availability on the revolving note to $750,000. The balance at September 30, 2008 was $620,827 ($573,950 in principal and $46,877 in accrued interest).

The Company utilizes space in Milwaukee, Wisconsin owned by an entity controlled by the Chairman of the Board of Directors.  The fair market value of this rent is $250 per month and is recorded as $1500 rent expense and a corresponding related party liability for the six month ended September 30, 2008 and 2007.  On September 30, 2008, this debt was forgiven and converted into additional paid in capital.

The Company utilizes employees of an entity controlled by the Chairman of the Board of Directors.  The value of the work done by the employees of the entity controlled by the Chairman of the Board of Directors equated to $5,438 during the three months ending September 30, 2008.  These services and a corresponding related party liability was recorded.   On September 30, 2008, this debt was forgiven and converted into additional paid in capital.

Note 4 – Fixed Assets

Fixed assets as of September 30, 2008 consisted of:

Office Furniture	$1,286
Computer Equipment	1,827
Vessel	1,481,725
Vessel Furnishings	20,364
Less: Accumulated Depreciation	(1,818)

Fixed Assets, net	$3,792,518

Depreciation expense for the nine months ended September 30, 2008 and 2007 amounted to $292 and $276, respectively.  No depreciation has been taken on the vessel, as it was not yet operational as of September 30, 2008.

Note 5 – Greystone Business Credit II, LLC

In June, 2008, Greystone Business Credit II and the Company agreed for Greystone Business Credit II to make additional advances to the Company under the Loan to increase the aggregate loans outstanding thereunder up to the following; (i) the lesser of 72.5% of the appraised fair market value of the yacht Aurora (net of appraisal, documentation and other related expenses) or (ii) $3,200,000.   This money is to be used to repay the monies owed with respect to Revolving Note A.  Any remaining unfunded availability may be used as working capital.  The Company is required to pay interest only on all obligations owing under the Loan until October 15, 2008 at which time it begins amortization of the loan principal over forty-eight months.   In addition, all net time-share revenues generated by the Pacific Aurora shall be applied as mandatory prepayments to reduce principal on such loan pursuant to the release prices agreed upon by Greystone Business Credit and the Company.  The Note bears interest at a rate of 2.25%, plus the prime interest rate.   During the nine months ended September 30, 2008, the Company was funded an additional $1,197,021 on the Pacific Aurora.  As of September 30, 2008, the balance on this loan was $2,567,224.

The Modification Letter also provides for the extinguishment of the bareboat lease of the yacht Babe between Lender and Fractional on July 1, 2008 and for the Company to purchase the Babe for the purchase price of $2,289,926. The Company is required to pay interest only on all obligations owing under the Loan until October 15, 2008 at which time principal will be amortized over forty-eight months. The Note bears interest at a rate of 2.25%, plus the prime interest rate.  During the nine months ended September 30, 2008, the Company was funded an additional $60,076 for the Babe.   As of September 30, 2008 the balance on this loan was $2,350,002.

Minimum future required payments under the agreement with Greystone are as follows:

Year Ending December 31,	Amount
2009	$1,213.873
2010	$1,213.873
2011	$1,213.873
2012	$972,140

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

We are also currently pursuing additional opportunities with the vessel, Pacific Aurora which it purchased in 2007.   The Company is working with a maritime lodging company in order to sell condos on the vessel that will take weekend tours of the surrounding Pacific coastline.  Purchasers may live aboard full-time, cruise only on weekends, rent out their condos as investment income, or any combination which suits their individual purposes.

With respect to the vessel Babe, our intention is not to operate the vessel, but to find a purchaser.

Results of Operations

Since our inception, we have been dependent upon the proceeds of loans from our stockholders and the receipt of capital investment to fund our continuing activities.  We have incurred operating losses since our inception.  We expect to incur significant increasing operating losses over the next several years, primarily due to the expansion of our business. We will continue to require the infusion of capital until operations become profitable.  Presently, we have no commitments to provide such capital.   We had a net loss of $944,570 and a negative cash flow from operations of $888,529 for the nine months ended September 30, 2008.

Three Months Ended September 30, 2008 and 2007:

Revenue:   Revenue was $0 for the three months ended September 30, 2008 compared to $6,000 earned in the three months ended September 30, 2007.   In the three months ended September 30, 2008, the company had no revenue.   The Company began marketing sales on the condos on the vessel in July, 2009 and plans to have sales beginning in the fourth quarter of 2008.

Payroll and Related Expenses:   Payroll and related expenses were $40,757 for the three months ended September 30, 2008 compared to $89,610 for the three months ended September 30, 2007.  The decrease of $48,853 was due to the majority of the officers waiving their payroll as of March 1, 2008 and will continue to do so until the Company has sustainable revenues.

Professional Fees:   Professional fees were $67,981 for the three months ended September 30, 2008 compared to $82,962 for the three months ended September 30, 2007.  The net decrease of $14,981 is primarily due to a decrease in consulting fees of $44,882 and an increase of legal and accounting fees of $27,161in the three months ended September 30, 2008.

General and Administrative Expenses:  General and administrative expenses were $49,666 and $27,841 for the three months ended September 30, 2008 and 2007, respectively.  General and administrative expenses increased by $33,825 in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This increase is mainly due to the increase in travel.  The Company is now is working with a maritime lodging company in order to sell condos on the vessel that will take weekend tours of the surrounding Pacific coastline.

Selling Expenses:   Selling expenses were $57,765 and ($54) for the three months ended September 30, 2008 and 2007 respectively.  During the three months ending September 30, 2008, the company has been focusing on selling condos on the vessel.  With this focus, the Company has experienced a significant increase in its advertising costs.

Operating Expenses:  Operating expenses were $76,744 for the three months ended September 30, 2008 compared to $192,983 for the three months ended September 30, 2007.  Operating expenses decreased by $116,238 during the three months ended September 30, 2008.  This decrease is due to decrease in operating expenses of the Pacific Aurora.

Other Income (Expenses):  Other Income (Expenses) was ($173,627) for the three months ended September 30, 2008 and Other Income (Expenses) was $9,199 for the three months ended September 30, 2007.   For the three months ended September 30, 2008, we had an increase in expenses of $182,466.   For the three months ending September 30, 2008, the Company incurred additional loan service fees and additional interest expense due to the increasing in borrowing from related parties and Greystone.

Net Loss:  Net loss was $466,179 and $378,143 for the three months ended September 30, 2008 and 2007, respectively. The increase in net loss is attributed to sales tax credit that the Company received in the three months ended September 30, 2007.

Nine  Months Ended September 30, 2008 and 2007:

Revenue:   Revenue was $12,000 for the nine months ended September 30, 2008 compared to $82,308 earned in the nine months ended September 30, 2007.  In the nine months ended June 30, 2008, the company had no revenue with respect to the condo sales.  As of July 1, 2008, the Company began marketing the sales on condos on the vessel.

Payroll and Related Expenses:   Payroll and related expenses were ($31,586) for the nine months ended September 30, 2008 compared to $266,377 for the nine months ended September 30, 2007.  The decrease of $297,963 was due to the majority of the officers waiving their payroll as of March 1, 2008 and will continue to do so until the Company has sustainable revenues.   Additionally, the Company had payroll forgiveness of $171,667 due to an officer waiving a portion of their accrued payroll.

Professional Fees:  Professional fees were $167,053 for the nine months ended September 30, 2008 compared to $165,235 for the nine months ended June 30, 2007.  Professional fees are consistent with prior periods.  However, the Company was pursuing opportunities in a new industry referred to as cruise timeshares, which combines traditional real estate timeshares with commercial cruise vacations.  The Company is now is working with a maritime lodging company in order to sell condos on the vessel that will take weekend tours of the surrounding Pacific coastline.  This change in focus will require the continued investment in professional fees.

General and Administrative Expenses:  General and administrative expenses were $91,418 and $71,017 for the nine months ended September 30, 2008 and 2007, respectively.  General and administrative expenses decreased by $20,401 in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.  This increase is primarily due to the increase in travel of $17,165.  The Company was pursuing opportunities in a new industry referred to as cruise timeshares, which combines traditional real estate timeshares with commercial cruise vacations.   The Company is now is working with a maritime lodging company in order to sell condos on the vessel that will take weekend tours of the surrounding Pacific coastline

Selling Expenses:   Selling expenses were $60,331 and $765 for the nine months ended September 30, 2008 and 2007 respectively.  During the nine months ending September 30, 2008, the company has been focusing on selling condos on the vessel.  With this focus, the Company has experienced a significant increase in its advertising costs.

Operating Expenses:  Operating expenses were $229,578 for the nine months ended September 30, 2008 compared to $311,586 for the nine months ended September 30, 2007.   This decrease of $82,008 was due to a decrease in operating expenses of the Pacific Aurora.

Other Income (Expenses):  Other Income (Expenses) was ($311,651) for the nine months ended September 30, 2008 and Other Income (Expenses) was ($150,051) for the nine months ended September 30, 2007.   Other income (expenses) decreased by $161,600 for the nine months ended September 30, 2008. The difference is primarily due an increase in interest expense of $123,839 during the nine months ended September 30, 2008.

Net Loss:  Net loss was $944,570 and $882,723 for the nine months ended September 30, 2008 and 2007, respectively. The decrease in net loss is primarily attributed the debt forgiveness income and the increase in interest expense during the nine months ended September 30, 2008.

Liquidity and Capital Resources

For the nine months ended September 30, 2008, we had a negative cash flow from operations of $888,529 compared to a negative cash flow of $446,809 as of September 30, 2007, an increase in the negative cash flow of $441,720.  Since inception, we have been dependent upon proceeds of loans from our stockholders and receipt of capital investment to fund our continuing activities.

For the nine months ended September 30, 2008, we had a net loss of $944,570 compared to a net loss of $882,723 for the nine months ended September 30, 2007, an increase in the net loss of $61,847.

For the nine months ended September 30, 2008, the majority of the officers waived their payroll as of March 1, 2008 and will continue to do so until the Company has sustainable revenues.

For the period ended September 30, 2008, the company renegotiated the maturity date from February 20, 2008 to December 15, 2008 on Revolving Note “A” issued on January 5, 2006.  The balance at September 30, 2008 was $206,662 ($132,325 in principal and $74,427 in accrued interest).   $496,000 was paid down from the proceeds from the June 12 Modification Agreement with Greystone Business Credit II.

In June, 2008, Greystone Business Credit II and the Company agreed for Greystone Business Credit II to make additional advances to the Company under the Loan to increase the aggregate loans outstanding thereunder up to the following; (i) the lesser of 72.5% of the appraised fair market value of the yacht Aurora (net of appraisal, documentation and other related expenses) or (ii) $3,200,000.   This money is to be used to repay the monies owed with respect to Revolving Note A.  Any remaining unfunded availability may be used as working capital.  The Company is required to pay interest only on all obligations owing under the Loan until October 15, 2008 at which time it begins amortization of the loan principal over forty-eight months.   In addition, all net time-share revenues generated by the Pacific Aurora shall be applied as mandatory prepayments to reduce principal on such loan pursuant to the release prices agreed upon by Greystone Business Credit and the Company.  The Note bears interest at a rate of 2.25%, plus the prime interest rate.   During the nine months ended September 30, 2008, the Company was funded an additional $1,197,021 on the Pacific Aurora.  As of September 30, 2008, the balance on this loan was $2,567,224.

The Modification Letter also provides for the extinguishment of the bareboat lease of the yacht Babe between Lender and Fractional on July 1, 2008 and for the Company to purchase the Babe for the purchase price of $2,289,926. The Company is required to pay interest only on all obligations owing under the Loan until October 15, 2008 at which time principal will be amortized over forty-eight months. The Note bears interest at a rate of 2.25%, plus the prime interest rate.  During the nine months ended September 30, 2008, the Company was funded an additional $60,076 for the Babe.   As of September 30, 2008 the balance on this loan was $2,350,002.

The Company increased the availability on the Revolving Note “B” issued on August 1, 2007, to $750,000.  The balance at September 30, 2008 was $620,872 ($573,950 in principal and $46,877 in accrued interest)

 We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months and there can be no assurance that we will ultimately close on the necessary financing. In addition to any third-party financing we may obtain, we currently expect that loans from our stockholders may be a continuing source of liquidity to fund our operations.   Accordingly, we will need to seek funding in the near future.   In view of the forgoing, there are no assurances that we can or will continue as a going concern.

Our ability to continue as a going concern is dependent on our ability to obtain additional funds through debt and equity funding as well as from sales of various services.   The Company expects to begin condo sales in the 1st quarter of 2009, which is expected to produce positive income and cash flow for the company.  However, we cannot be assured that there will be buyers interest in acquiring the condos or the volume or timing of such sales, or any.  With these sales the Company anticipates that it will become less reliant on short-term financing.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Going Concern:

Our ability to continue as a going concern is dependent on our ability to obtain additional funds through debt and equity funding as well as from sales of various services.   The Company has been actively marketing the sale of the condos and expects to continue doing so in the 1st quarter of 2009, which is expected to produce positive income and cash flow for the company.  With these sales the Company anticipates that it will become less reliant on short-term financing.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - None

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of  September 30, 2008 and (ii) no change in internal controls over financial reporting occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect,  our internal control over financial reporting.

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

Item 1.  Legal Proceedings - None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

On January 5, 2006 the Company entered into a Revolving Note (“Note A”) with an aggregate principal amount of $50,000 to Frank Crivello. Funds are advanced to us as needed to pay for ongoing operations. Note 1 had a maturity date of June 30, 2006. As a result of eleven amendments to Note 1, the principal amount of Note 1 was increased to $800,000 and the maturity date of Note 1 was extended to February 20, 2009. Note 1 has an interest rate of 10% and as of September 30, 2008, the principal balance was $132,235.

On August 1, 2007, the Company issued a revolving note (“Note B”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note 2 had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note B bears an interest rate of 10%.   On September 6, 2007 a first amendment was issued on Note B increasing the aggregate amount to $200,000.  On November 27, 2007 a second amendment was issued on Note B increasing the aggregate amount to $300,000. On January 4, 2008 a third amendment was issued on Note B increasing the aggregate amount to $400,000.  On February 11, 2008 a fourth amendment was issued on Note B increasing the aggregate amount to $500,000.  On April 16, 2008, a fifth amendment was issued on Note B increasing the aggregate amount to $650,000, confirming the maturity date of Note B as December 31, 2008 and waiving all accrued and unpaid interest on Note B in the event of a repayment of Note B in full prior to September 30, 2008.  On June 25, 2008, a sixth amendment was issued on Note B increasing the aggregate amount to $750,000.  The principal balance on Note 2 was $620,827 as of September 30, 2008.

Per the Modification Letter dated June 12, 2008, Greystone Business Credit II and the Company agreed for Greystone Business Credit II to make additional advances to the Company under the Loan to increase the aggregate loans outstanding there under up to the following; (i) the lesser of 72.5% of the appraised fair market value of the yacht Aurora (net of appraisal, documentation and other related expenses) and (ii) $3,200,000.   This money is to be used to repay the monies owed with respect to Revolving Note A.  Any remaining unfunded availability may be used as working capital.  The Company is required to pay interest only on all obligations owing under the Loan until October 15, 2008 at which time it begins amortization of the loan principal over forty-eight months.   In addition, all net time-share revenues generated by the Pacific Aurora shall be applied as mandatory prepayments to reduce principal on such loan pursuant to the release prices agreed upon by Greystone Business Credit and the Company.  The Modification Letter also provides for the extinguishment of the bareboat lease of the yacht Babe between Lender and Fractional on July 1, 2008 and for the Company to purchase the Babe.  The principal balance due as of September 30, 2008 to $4,917,266.

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

MARINE GROWTH VENTURES, INC.

Dated: November 12, 2008	By:	/s/ Craig Hodgkins
Craig Hodgkins
President and Director
(Principal Executive Officer)

Dated: November 12, 2008	By:	/s/ Katherine Ostruszka
Katherine Ostruszka
Chief Financial Officer and Controller
(Principal Financial Officer)