Form 10-K
period 2008-12-31
MARINE GROWTH VENTURES INC
filed 2009-04-15
CIK 1334794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405 of this chapter) contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐   No   ☒

The Issuer's revenues for the year ending December 31, 2008 were $12,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of December 31, 2008, the aggregate market value of voting stock held by non-affiliates was $167,700, based on the closing prices as quoted on the OTC Bulletin Board under the symbol “MGRW”, of $0.10.  As of March 31, 2009, the aggregate market value of voting stock held by non-affiliates was $50,310, based on the closing prices as quoted on the OTC Bulletin Board under the symbol “MGRW”, of $0.03.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 15, 2009 – 21,839,500 shares of common stock.

MARINE GROWTH VENTURES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
TABLE OF CONTENTS

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

We are also currently attempting to sell two vessels in our possession.

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

Competition

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

Cruise timeshares and vessel condos

The Company was pursuing opportunities in a new industry referred to as cruise timeshares, which combines traditional real estate timeshares with commercial cruise vacations.  Purchasers of cruise timeshares could receive the right to a seven-day cruise each year for up to 15 years aboard a cruise ship purchased by the Company.  The Company had purchased a vessel for this purpose and finished a number of improvements on the vessel in order to sell these timeshares.    The Company also began working with a maritime lodging company in order to sell condos on the vessel that will take weekend tours of the surrounding Pacific coastline.  Purchasers would be able to live aboard full-time, cruise only on weekends, rent out their condos as investment income, or any combination which suits their individual purposes.  The Company decided that at this point in time, with the current litigation with Greystone, the best direction to take the vessel would be to make it available for sale.  The Company believes that the cruise timeshares or condo sales is a viable opportunity and may go back to it in the future.

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

Risks Related to Our Business

We Have A History Of Operating Losses And Accumulated Deficit.  There Is No Certainty That We Will Ever Achieve Profitability.

We have incurred operating losses of $5,149,829 since inception. We expect to incur significant increases in operating losses over the next several years, primarily due to the expansion of our operations into the cruise timeshare industry.  The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future.  Our ability to achieve profitability depends upon our ability to develop our cruise vessel timeshare operations.  There can be no assurance that we will ever achieve any revenues or profitable operations from the sale of our timeshare products.

We Have Substantial Doubt About Our Ability To Continue As A Going Concern.

As we note in our consolidated balance sheets as of December 31, 2008 and 2007 as well as our related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008, we have experienced, and expect to continue to experience, recurring net losses, negative cash flows from operations, limited amount of funds on our balance sheet.  Accordingly, we have substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.  See also, Item 3 of Part I.

We Have a significant Amount Of Debt In Default And Lawsuits Filed Seeking Judgments And Realization Upon Collateral For Same

As we note in our financial statements for the year ended December 31, 2008, and in Item 3 of Part I, Greystone Business Credit II, LLC commenced admiralty action against Marine Growth Canada, Ltd., Marine Growth Finance & Charter, Inc., Marine Growth Ventures, Inc., Fractional Marine, Inc., and all other interested in the ship “Pacific Aurora” in the Federal Court in Vancouver, BC Canada seeking to foreclose its lien and take ownership and possession of the ship.     If management is unable to defend this action, we have substantial doubt about our ability to continue as a going concern.

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
.
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

Although a trading market for our common stock exists, the trading volume has not been significant and an active trading market for our common stock may never develop. There currently is no analyst coverage of our business. As of March 31, 2009, 21,839,500 common shares were issued and outstanding.  Furthermore, the average three month trading volume for our common shares has been approximately 572,500 (or approximately 2.6% of the total outstanding. The trading volume of our shares will continue to be limited due to resale restrictions under applicable securities laws and the fact that approximately 92.78% of our outstanding shares are held by our officers and directors. As a result of the limited trading market for our common stock and the lack of analyst coverage, the market price for our shares may continue to fluctuate significantly and will likely be more volatile than the stock market as a whole. There may be a limited demand for shares of our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the OTC Bulletin Board, lack of analyst coverage of our common stock and limited trading market for our common stock. As a result, even if prices appear favorable, there may not be sufficient demand to complete a stockholder’s sell order. Without an active public trading market or broader public ownership, shares of our common stock are likely to be less liquid than the stock of public companies with broad public ownership and an active trading market, and any of our stockholders who attempt to sell their shares in any significant volumes may not be able to do so at all, or without depressing the publicly quoted bid prices for our shares.

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

If We Are Not Successful In Defending The Litigation Seeking Ownership And Possession of the Aurora It Could Adversely Affect Our Ability to Continue As A Going Concern And Investors May Lose Their Entire Investment In Our Stock

As we note in our financial statements for the year ended December 31, 2008, and in Item 3 of Part I, Greystone Business Credit II, LLC commenced admiralty action against Marine Growth Canada, Ltd., Marine Growth Finance & Charter, Inc., Marine Growth Ventures, Inc., Fractional Marine, Inc., and all other interested in the ship “Pacific Aurora” in the Federal Court in Vancouver, BC Canada seeking to foreclose its lien and take ownership and possession of the ship.     If management is unable to defend this action, we have substantial doubt about our ability to continue as a going concern and investors may lose their entire investment in our stock.

Item 2.	Description of Property

We lease our main office which is located at 405-A Atlantis Road, Cape Canaveral, Florida 32920.  The lease has a term of 24 months, which began on September 1, 2007 and expires on August 31, 2009, which includes options to renew. We currently pay rent and related costs of $2,383 per month, which amount is to be increased 3% on each anniversary of the lease.

We are not dependent on a specific location for the operation of our business.

Item 3.	Legal Proceedings

During the fourth quarter of 2008, a case was filed by Euro Oceans, Co.  against Marine Growth Ventures, Inc., Marine Growth Canada, LTD, Sophlex Ship Management, Inc and Ship Timeshare Management, Inc. for breach of contract.    This case is currently pending.

During the first quarter of 2009, a case was filed by Greystone Business Credit II, LLC against Marine Growth Canada, Ltd., Marine Growth Finance & Charter, Inc., Marine Growth Ventures, Inc., Fractional Marine, Inc., and all other interested in the ship “Pacific Aurora” in the Federal Court in Vancouver, BC Canada for admiralty action seeking to foreclose its lien and take ownership and possession of the ship.  This case is currently pending.

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

COMMON STOCK

2007
Third Quarter	0.90	0.30
Fourth Quarter	0.90	0.40

2008
First Quarter	0.89	0.35
Second Quarter	0.79	0.26
Third Quarter	0.60	0.20
Fourth Quarter	0.34	0.10

The transfer agent for our common stock is:
Interwest Transfer
1981 East 4800 South, Suite 100
Salt Lake City, UT 84117

As of March 31, 2009, we had 68 registered owners of our common stock and approximately 6 beneficial owners of our common stock.

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

Equity Compensation Plan Information

None

Item 6 – Selected Financial Data

None

Item 7 - Management’s Discussion and Analysis

Forward-Looking Statements

This Quarterly Report of Form 10-K, including this discussion and analysis by management, contains or incorporates forward-looking statements.   All statements other than statements of historical fact made in report are forward looking.  In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements.  These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words.  No assurances can be given that the future results anticipated by the forward-looking statements will be achieved.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Our actual results may differ significantly from management’s expectations.

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

We are also currently attempting to sell two vessels in our possession, the “Pacific Aurora” and the “Babe.”

Results of Operations

Since our inception, we have been dependent upon the proceeds of loans from our stockholders and the receipt of capital investment to fund our continuing activities.  We have incurred operating losses since our inception.  We expect to incur significant increasing operating losses over the next several years, primarily due to the expansion of our business. We will continue to require the infusion of capital until operations become profitable.  We had a net loss of $2,317,186 and a negative cash flow from operations of $806,235 for the twelve months ended December 31, 2008.

Twelve Months  Ended December 31, 2008 and 2007:

Revenue:   Revenue was $12,000 for the twelve months ended December 31, 2008 compared to $158,236 earned in the twelve months ended December 31, 2007.    The reduction in revenue was due to the decrease in leasing, and income incurred from custodial services.    The $12,000 of revenue in 2008 was from leasing, the Company subsequently recorded an allowance for the receivable in the amount of $12,000.

Payroll and Related Expenses:   Payroll and related expenses were $180,807 for the twelve months ended December 31, 2008 compared to $360,764 for the twelve months ended December 31, 2007, representing a decrease of $179,957.  The decrease in payroll was due to several officers waiving their payroll as of March 1, 2008.

Professional Fees:   Professional fees were $245,961 for the twelve months ended December 31, 2008 compared to $356,478 for the twelve months ended December 31, 2007.   Professional fees decreased by $110,577 in the twelve months ended December 31, 2008.   The change in professionals is primarily due to a decrease in accounting fees of $5,206, a decrease in consulting fees of $64,141 and an approximate decrease in legal fees of 56,621 offset by an increase in other professional fess of $5,039.

General and Administrative Expenses:  General and administrative expenses were $118,927 and $104,690 for the twelve months ended December 31, 2008 and 2007, respectively.  General and administrative expenses increased by $14,237 in the twelve months ended December 31, 2008 as compared to the twelve months ended December 31, 2007.  This increase is primarily as a result of an increase in travel to Canada in the amount of $16,900, and a decrease in utilities of $1,195.

Selling Expenses:   Selling expenses were $64,257 and $2,354 for the twelve months ended December 31, 2008 and 2007, respectively.    The large increase in selling expenses in the twelve months 2008 were due to the advertising costs of the timeshares and condos in the amount of $64,257.

Impairment of Vessel:  Impairment of vessel expenses including costs for disposal were $864,926 and $0 for the twelve months ended December 31, 2008 and 2007, respectively.   $300,000 was for the approximately cost of disposal for the Babe.   The remaining $564,926 was for the impairment of the fair market value of the Babe.

Operating Expenses:  Operating expenses were $272,488 for the twelve months ended December 31, 2008 compared to $452,442 for the twelve months ended December 31, 2007.   The decrease was primarily due the decrease in crew related expenses of $95,353, and decrease in parts and supplies of $121,356 for the Pacific Aurora, offset by the increase in dockage costs of $ 38,937 for the Babe.

Other Expenses:  Other Expenses were $462,516 and $225,856 for the twelve months ended December 31, 2008 and 2007, respectively.   Other expenses increased by $236,660 for the twelve months ended December 31, 2008.    This increase was primarily due to the continued financing costs of the M/V Pacific Aurora and the M/V Babe which include an increase in interest expenses of $187,385, an increase in loan service fees of $21,957, an increase in finance costs of $8,312 and other expenses of $18,319.

Net Loss:  Net loss before income taxes was $2,317,186 and $1,488,295 for the twelve months ended December 31, 2008 and 2007, respectively. The increase in net loss is attributed to expenses related to the approximate disposal costs of the Babe, the impairment of the fair market value of the Babe and the increase in interest expense.

Liquidity and Capital Resources

For the twelve months ended December 31, 2008, we had a negative cash flow from operations of $806,235 compared to a negative cash flow of $672,887 as of December 31, 2007, an increase in the negative cash flow of $168,034. Since inception, we have been dependent upon proceeds of loans from our stockholders and receipt of capital investment to fund our continuing activities.

For the twelve months ended December 31, 2008, we had a net loss of $2,317,186 compared to a net loss of $1,488,295 for the twelve months ended December 31, 2007, an increase in the net loss of $828,891.

On January 5, 2006 the Company entered into a Revolving Note (“Note A”) with an aggregate principal amount of $50,000 to Frank Crivello. Funds are advanced to us as needed to pay for ongoing operations. Note A had a maturity date of June 30, 2006. As a result of eleven amendments to Note A, the principal amount of Note A was increased to $800,000 and the maturity date of Note A was extended to February 20, 2009. Note A has an interest rate of 10%.   During the twelve months ended December 31, 2008, the Company received $447,078 on this loan and the Company paid $1,197,021 down on this loan ($40,393 in interest and $1,156,628 in principal).  As of December 31, 2008, the balance on this loan is $120,431 ($59,500 in principal and $60,931 in interest).   This note is currently in default.

On August 1, 2007, the Company issued a revolving note (“Note B”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note B had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note B bears an interest rate of 10%.   As a result of six amendments to Note B, the principal amount of Note B was increased to $750,000 and the maturity date was extended to December 31, 2008. During the twelve months ended December 31, 2008, the Company received $523,113 on this loan and the Company paid $150,000 down on the principal of this loan..  As of December 31, 2008, the balance on this loan is $710,956 ($648,613 in principal and $62,343 in interest).  This note is currently in default.

In June 2008, Greystone Business Credit II and the Company entered into a loan agreement. During the twelve months ended December 31, 2008 the Company was advanced an additional $1,407,017.  In addition, the Company borrowed an additional $2,289,926 for the purchase of the “Babe”. These monies were collateralized by the two vessels.   As of December 31, 2008, the balance on the loan from Greystone was $5,252,552 ($5,149,503 in principal, $86,669 in interest and $16,380 in loan service fees.   On February 9, 2009, the Company received a notice of default from Greystone.    On March 6, 2009, Greystone Business Credit II, LLC filed against Marine Growth Canada, Ltd., Marine Growth Finance & Charter, Inc., Marine Growth Ventures, Inc., Fractional Marine, Inc., and all other parties interested in the ship “Pacific Aurora” in the Federal Court in Vancouver, BC Canada for admiralty action to foreclose its lien and acquire ownership and possession of the ship.     Greystone seeks judgment in the amount of $2,851,919 against Marine Growth Canada, Ltd., Marine Growth Finance and Marine Growth Ventures.   Additionally, Greystone seeks judgment against Fractional Marine in the amount of $215,193.   This suit is currently pending.

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

Our ability to continue as a going concern is dependent on our ability to obtain additional funds through debt and equity funding as well as from sales of various services.   The Company expects to sell the “Pacific Aurora” and the “Babe” during the twelve months ending December 31, 2009, which is expected go produce cash flow for the company.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Going Concern:

Our ability to continue as a going concern is dependent on our ability to obtain additional funds through debt and equity funding as well as from sales of various services.   The Company expects to sell its two vessels during the twelve months ending December 31, 2009.   With these sales the Company anticipates that it will become less reliant on short-term financing.

Item 8.	Financial Statements

The consolidated financial statements of Marine Growth Ventures, Inc. and subsidiaries, including the notes thereto, together with the report thereon of Demetrius & Company, is presented beginning at page F-1.

Item 9.	Changes In and Disagreements with Accountants on Accounting Procedures and Financial Disclosures

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

Item 9A.	Controls and Procedures.

Managements Report on Internal Control over Financial Reporting.

The Company’s  management are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s  internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

- pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

- provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

- provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria, the Company concluded that a material weakness exists in the internal controls as of December 31, 2008.

A material weakness in the Company’s internal controls exists in that there is limited segregation of duties amongst the Company’s employees with respect to the Company’s preparation and review of the Company’s financial statements.   Additionally, there is an insufficient number of personnel with an appropriate level of experience and knowledge of the U.S. GAAP and SEC reporting requirements.  This material weakness is a result of the Company’s limited number of employees. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.  In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the material weaknesses described above, our management concluded that as of March 30, 2009, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.   Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in internal control

There were no changes in the small business issuer’s internal control over financial reporting identified in connection with the company evaluation required by paragraph (3) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the small business issuer’s fiscal year that has materially affected or is reasonably likely to materially affect the small business issuer’s internal control over financial reporting

Item 9B.	Other Information

On March 6, 2009,  Greystone Business Credit II, LLC filed against Marine Growth Canada, Ltd., Marine Growth Finance & Charter, Inc., Marine Growth Ventures, Inc., Fractional Marine, Inc., and all other parties interested in the ship “Pacific Aurora” in the Federal Court in Vancouver, BC Canada for admiralty action to foreclose its lien and acquire ownership and possession of the ship.

Changes in Control of Registrant
None

Change of Management

None

Entry into a Material Definitive Agreement

None

PART III

Item 10.          Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages and positions as of December 31, 2006 are as follows:

Name	Age	Position
David Marks	41	Chairman of the Board
Craig Hodgkins	47	President and Director
Capt. Timothy Levensaler	50	Chief Operating Officer and Director
Katherine Ostruszka	38	Chief Financial Officer and Controller
Frank J. Orlando	36	Executive Vice President and Director
Paul Schwabe	51	Secretary and Director

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

Limitation on Liability and Indemnification of Directors and Officers

Our certificate of incorporation provides that no director or officer shall have any liability to the company if that person acted in good faith and with the same degree of care and skill as a prudent person in similar circumstances.

Our certificate of incorporation and bylaws provide that we will indemnify our directors and officers and may indemnify our employees or agents to the fullest extent permitted by law against liabilities and expenses incurred in connection with litigation in which they may be involved because of their offices or positions with us.  However, nothing in our certificate of incorporation or bylaws protects or indemnifies a director, officer, employee or agent against any liability to which that person would otherwise be subject by reason of willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of that person’s office or position.  To the extent that a director has been successful in defense of any proceeding, the Delaware General Corporation Law provides that the director shall be indemnified against reasonable expenses incurred in connection with the proceeding.

Code of Ethics

We have not as yet adopted a code of ethics that applies to our directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We plan to adopt a code of ethics in the near future, at which time, it will be available in print to any person who requests it and on our website, when our website is completed. Any amendments and waivers to the code will also be available in print and on our website.

Item 11.	Executive compensation

The following table sets forth the annual and long-term compensation paid to our Chief Executive Officer and the other executive officers who earned more than $100,000 per year at the end of the last completed fiscal year.  We refer to all of these officers collectively as our "named executive officers."

Summary Compensation Table

Name & Principal Position	Year	Accrued Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig Hodgkins President	2008 2007	100,000 100,000	0 0	0 0	0 0	0 0	0 0	0 0	100,000 100,000
Timothy Levensaler Chief Operating Officer	2008 2007	16,666 100,000	0 0	0 0	0 0	0 0	0 0	0 0	16,666 100,000	*
Katherine Ostruszka Chief Financial Officer	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

* In June 2008, Levensaler exchanged $241,667 worth of accrued payroll in exchange for 100,000 shares of common stock.    The Company reported $241,577 in additional paid in capital and $100 in common stock on the financials.  The stock was valued based on the five day average trading value of the stock on the date of the exchange.

Employment Agreements with Executive Officers

None

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Not applicable at this time

As of December 31, 2008, the Company has no outstanding options, restricted stocks or similar awards.

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)		Total ($) (h)
David M. Marks	0	0	0	0	0	0		0
Craig Hodgkins	0	0	0	0	0	100,000	*	100,000
Timothy Levensaler	0	0	0	0	0	16,666	*	16,666	**
Frank J. Orlando	0	0	0	0	0	0		0
Paul Schwabe	0	0	0	0	0	0		0

*This compensation is for payroll earned as employee of the Company.  No compensation is paid to these individuals for their services as directors of the Company.
** In June 2008, Levensaler exchanged $241,667 worth of accrued payroll in exchange for 100,000 shares of common stock.    The Company reported $241,577 in additional paid in capital and $100 in common stock on the financials.  The stock was valued based on the five day average trading value of the stock on the date of the exchange.
Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board.  As of December 31, 2008, none of the Company’s directors currently receive any compensation for their service on the Board of Directors

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of December  31, 2008 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percent of Total
David Marks	18,025,000	(3)	82.53%
Craig Hodgkins	1,005,000		4.60%
Capt. Timothy Levensaler	1,115,000		5.10%
Frank J. Orlando	112,500		*
Katherine Ostruszka	2,500		*
Paul Schwabe	2,500		*
Farwell Equity Partners II, LLC	18,000,000	(3)	82.41%
All Executive Officers and Directors as a Group (6 persons)	20,162,500		92.78%

* Less than 1%
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Marine Growth Ventures, Inc., 405-A Atlantis Road, Cape Canaveral, FL 32920.
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

Item 13.	Certain Relationships and Related Transactions

Revolving Note

On January 5, 2006 the Company entered into a Revolving Note (“Note A”) with an aggregate principal amount of $50,000 to Frank Crivello. Funds are advanced to us as needed to pay for ongoing operations. Note A had a maturity date of June 30, 2006. As a result of eleven amendments to Note A, the principal amount of Note A was increased to $800,000 and the maturity date of Note A was extended to February 20, 2009. Note A has an interest rate of 10% and as of December 31, 2008, the principal balance was $59,500.  This note is currently in default.

Revolving Note

On August 1, 2007, the Company issued a revolving note (“Note B”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note B had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note B bears an interest rate of 10%.   On September 6, 2007 a first amendment was issued on Note B increasing the aggregate amount to $200,000.  On November 27, 2007 a second amendment was issued on Note B increasing the aggregate amount to $300,000. On January 4, 2008 a third amendment was issued on Note B increasing the aggregate amount to $400,000.  On February 11, 2008 a fourth amendment was issued on Note B increasing the aggregate amount to $500,000.  On April 16, 2008, a fifth amendment was issued on Note B increasing the aggregate amount to $650,000, confirming the maturity date of Note B as December 31, 2008 and waiving all accrued and unpaid interest on Note B in the event of a repayment of Note B in full prior to September 30, 2008.  On June 25, 2008, a sixth amendment was issued on Note B increasing the aggregate amount to $750,000.  The principal balance on Note B was $648,613 as of December 31, 2008.  This note is currently in default.

Consulting Services

The company is using a related party for consulting services. As of December 31, 2008 and 2007, the Company was charged $0 and $77,500 respectively.

Director Independence

The Board of Directors has analyzed the independence of each director and has determined that the following directors are independent as defined under the National Association of Securities Dealers Automated Quotations System (“NASDAQ”) rules and has no direct or indirect material relationships with the Company:

None

Item 14.	Principal Accountant Fees and Services

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and 2007 were $48,000 and $41,388, respectively. In addition $5,317 of fees were paid to our former auditor Weinberg & Company, PA  in connection termination fees.

Item 15.	Exhibits

Number	Description
1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of the Form 10-K.

2.	Financial Statement Schedule: Schedules are included in the Consolidated Financial Statements or notes of this Form 10-K or are not required.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

3.1
Registrant's Certificate of Incorporation, incorporated by reference to Exhibit 3.1, to the Company’s registration statement on Form SB-2 (the “SB-2”), filed with the Securities and Exchange Commission (the “SEC”) on September 2, 2005.

3.2	Certificate of Amendment to Registrant's Certificate of Incorporation, incorporated by reference to Exhibit 3.2, to the Company’s SB-2, filed with the SEC on September 2, 2005.

3.3	Certificate of Amendment to Registrant's Certificate of Incorporation, incorporated by reference to Exhibit 3.3, to the Company’s SB-2, filed with the SEC on September 2, 2005.

3.4	Certificate of Amendment to Registrant's Certificate of Incorporation, incorporated by reference to Exhibit 3.4, to the Company’s SB-2, filed with the SEC on September 2, 2005.

3.5	Registrant's By-Laws, incorporated by reference to Exhibit 3.5, to the Company’s SB-2, filed with the SEC on September 2, 2005.

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

10.22	Eleventh Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello, dated March 19, 2008 (filed herewith)

10.23
Fifth Amendment to the Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated April 16, 2008 (incorporated by reference to Exhibit 10.6 of Form 8-K filed April 16, 2008)

10.24	Modification lf Agreement dated June 12, 2008 (incorporated by reference to Exhibit 10.1 of Form 8-k filed August 11, 2008)

10.25
Sixth Amendment to the Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated June 25, 2008 (incorporated by reference to Exhibit 10.7 of Form 8-K filed June 26, 2008)

10.26	Notice of default under Marine Growth Loan Agreement with Greystone Business Credit II, LLC dated February 9, 2009 (incorporated by reference to Exhibit 2.1 of Form 8-K filed on February 13, 2009)

10.27	Employment agreement dated July 1, 2004 between the Company and Craig Hodgkins, incorporated by reference to Exhibit 10.1, to the Company’s SB-2, filed with the SEC on September 2, 2005.

10.28	Employment agreement dated July 1, 2004 between the Company and Capt. Timothy Levensaler, incorporated by reference to Exhibit 10.2, to the Company’s SB-2, filed with the SEC on September 2, 2005

21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1, to the Company’s SB-2, filed with the SEC on September 2, 2005.

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2	Certification of the CFO Pursuant to 13a-14(a) under the Exchange Act

32.1	Certification of the CEO pursuant to 18 U.S.C Section 1350

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE GROWTH VENTURES, INC.

Dated: April 15, 2009	By:	/s/ Craig Hodgkins
Craig Hodgkins
President and Director
(Principal Executive Officer)

Date: April 15, 2009	By:	/s/ Katherine Ostruszka
Katherine Ostruszka
Chief Financial Officer and Controller
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

SIGNATURE	TITLE	DATE

*/s/ David Marks	Chairman of the Board	April 15, 2009
David Marks

* /s/ Craig Hodgkins	President and Director	April 15, 2009
Craig Hodgkins

* /s/ Katherine Ostruszka	Chief Financial Officer and Controller
Katherine Ostruszka	(Principal Accounting Officer and Principal Financial Officer)	April 15, 2009

* /s/ Capt Timothy Levensaler	Chief Operating Officer and Director	April 15, 2009
Capt. Timothy Levensaler

* /s/ Paul Schwabe	Secretary and Director	April 15, 2009
Paul Schwabe

Marine Growth Ventures, Inc.
And Subsidiaries
Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Marine Growth Ventures, Inc. and Subsidiaries

Table of Contents	Page
Report of Independent Registered Public Accounting Firm-Demetrius & Company, L.L.C.	F-1

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-2

Consolidated Statements of Operations for the Years ended
December 31, 2008 and 2007	F-3

Consolidated Statements of Stockholders’ Deficiency for the Years ended December 31, 2008 and 2007	F-4

Consolidated Statements of Cash Flow for the Years ended
December 31, 2008 and 2007	F-5

Notes to Consolidated Financial Statements as of December 31, 2008	F7-F13

Report of Independent Registered Public Accounting Firm

To The Board of Directors and
Shareholders of Marine Growth Ventures, Inc.

We have audited the accompanying consolidated balance sheets of Marine Growth Ventures, Inc. and its subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing   the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Growth Ventures, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Marine Growth Ventures, Inc. and subsidiaries will continue as a going concern.  As discussed in Note1 to the financial statements, the Company requires additional working capital to meet its current liabilities.  This condition raises substantial doubt about its ability to continue as a going concern.   Management’s plans in regard to this matter are more fully described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Demetrius & Company,  L.L.C.

Wayne, New Jersey 07470
April 15, 2009

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Balance Sheets
As  of  December 31, 2008

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash	$7,897	$501
Prepaid Expenses	734	719
Loan Reserve	-	67,916
Vessels Held for Sale	2,923,670	-
Total Current Assets	2,932,301	69,136

FIXED ASSETS, NET	818	1,504,301

PRE PAID FINANCING COSTS	2,258	20,781

OTHER ASSETS
Retainers	17,500	5,000
Other Receivables	-	6,000
Other Deposits	1,656	2,181
Total Other Assets	19,156	13,181
TOTAL ASSETS	$2,954,533	$1,607,399

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
Accrued Payroll	$434,235	$581,414
Accounts Payable	539,986	376,290
Cash Overdraft	-	17,343
Accrued Interest Payable	209,943	135,905
Accrued Expenses	259,450	261,226
Deferred Expenses	-	19,166
Note Payable – Greystone	5,149,503	270,833
Note Payable – Other	648,613	275,500
Note Payable – Stockholder	59,500	769,050
Total Current Liabilities	7,301,230	2,706,727

LONG TERM LIABILITIES
Greystone Note Payable	-	1,168,150
Total Long Term Liabilities	-	1,168,150

TOTAL LIABILITIES	7,301,230	4,054,877

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 5,000,000
shares authorized, none issued or outstanding
Common Stock, $0.001 par value, 100,000,000
shares authorized, 21,839,500 and 21,739,500 issued and outstanding, respectively	21,840	21,740
Additional Paid-In Capital	816,015	555,699
Accumulated Deficit	(5,149,829)	(2,811,862)
Accumulated Other Comprehensive (Loss)	(34,723)	(33,053)
Total Stockholders' Deficiency	(4,346,697)	(2,267,476)
TOTAL LIABILITIES & STOCKHOLDERS'
DEFICIENCY	$2,954,533	$1,607,399

See Accompanying Notes to Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consoldiated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007
REVENUE
Ship Management Fees and Consulting Income	$12,000	$134,236
Ship Leasing	-	24,000
Total Revenue	12,000	158,236

Cost of Sales	140,125	143,947

NET REVENUE	(128,125)	14,289

EXPENSES
Payroll and Related Expenses	180,807	360,764
Professional Fees	245,961	356,478
General and Administrative Expenses	118,927	104,690
Selling Expenses	64,257	2,354
Impairment of Vessel	864,926	-
Operating Expenses	272,448	452,442
Total Expenses	1,747,326	1,276,728

LOSS FROM OPERATIONS	(1,875,451)	(1,262,439)

OTHER INCOME(EXPENSE)
Other Income	-	1
Interest (Expense)	(368,040)	(180,655)
Loan Service Fee (Expense)	(48,155)	(26,198)
Financing Fees (Expense)	(20,781)	(12,469)
Sales Tax (Expense)	(869)	(183)
Other (Expense)	(24,671)	(6,352)
Total Other (Expense)	(462,516)	(225,856)

NET LOSS	$(2,317,186)	$(1,488,295)

Basic and diluted loss per common share	$(0.11)	$(0.07)

Weighted average number of common
shares outstanding - basic and diluted	21,789,637	21,739,500

See Accompanying Notes To Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficiency
For the Years Ended December  31, 2008 and 2007

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
Balance December 31, 2006	21,739,500	$21,740	$551,949	$(1,323,567)	$-	$(749,878)
Donated rent & services	-	-	3,750	-	-	3,750
Foreign Currency Translation	-	-	-	-	(33,053)	(33,053)
Net loss	-	-	-	(1,488,295)	-	(1,488,295)
Balance December 31, 2007	21,739,500	21,740	555,699	(2,811,862)	(33,053)	(2,267,476)
Donated rent & services	-	-	18,750	-	-	18,750
Forgiven Payroll for Stock	100,000	100	241,567	-	-	241,667
Foreign Currency Translation	-	-	-	-	(1,670)	(1,670)
Net Loss	-	-	-	(2,337,967)	-	(2,337,967)
Balance December 31, 2008	21,839,500	$21,840	$816,016	$(5,149,829)	$(34,723)	$(4,346,697)

See Accompanying Notes To Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Statements of Cash Flow
For the Years Ended December 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,337,967)	$(1,488,295)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation & Amortization	18,883	12,912
Donated Rent & Services	18,750	3,750
Impairment of Vessel	864,926	-
Changes in Operation Assets & Liabilities:
Accounts Receivable	6,000	(6,000)
Sales Tax Receivable	501	501
Retainers	(12,500)	-
Prepaid Insurance	(15)	13
Accrued Payroll	94,488	233,450
Accounts Payable	252,766	270,459
Accrued Interest Payable	207,299	125,933
Accrued Expenses	80,109	155,224
Deferred Expenses	-	19,166
Other Current Assets	525	-
Net Cash Used by Operating Activities	(806,235)	(672,887)
CASH FLOWS FROM INVESTING ACTIVITIES
Legal Fees on Ship Purchase	-	(69,891)
Purchase of Fixed Assets	-	(749)
Purchase of Ship Furnishings	-	(20,990)
Net Cash Provided by Investing Activities	-	(91,630)
CASH FLOWS FROM FINANCING ACTIVITIES
Loan costs	-	(13,000)
Bank Overdraft	(17,343)	17,343
Payment on Note Payable – Greystone	(141,499)	(61,017)
Proceeds From Note Payable-Stockholder	447,078	574,800
Proceeds From Note Payable – Related Party	523,113	275,500
Net Cash Provided by Financing Activities	811,349	793,626

Currency Conversion Gain/Loss	2,783	(33,053)

NET INCREASE (DECREASE) IN CASH:	7,897	(3,947)

BEGINNING CASH	-	3,947

ENDING CASH	$7,897	$-

SUPPLEMENTAL DISCLOSURES OF CASH ITEMS
Interest Paid	$130,473	$39,100
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITES
Greystone (Pacific Aurora Note)	$1,347,021	$-
Payment on Note Payable Stockholder	(1,156,628)	-
Payment on Accrued Interest	(40,393)	-
Payment on Note Payable – Related Party	(150,000)	-
Greystone (Babe)	2,350,002	-
Purchase of Fixed Assets (Babe)	(2,289,926)	-
Payables	(60,076)	-
APIC	(241,567)	-
Common Stock	(100)	-
Accrued Payroll	241,667	-
Purchase of Fixed Assets (Pacific Aurora)	-	(1,350,000)
Loan Costs	-	(20,250)
Loan Reserve	-	(67,916)
Legal Fees	-	(61,834)
Note Payable – Ship Purchase	-	1,500,000

See Accompanying Notes To Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2008 and 2007

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

Since its inception, the Company has been dependent upon the proceeds of loans from its stockholders and the receipt of capital investments to fund its continuing activities.  The Company has incurred operating losses since its inception.  The Company expects to incur significant increasing operating losses over the next several years, primarily due to the expansion of its business.   There is no assurance that the Company’s developmental and marketing efforts will be successful.   The Company will continue to require the infusion of capital or loans until operations become profitable.  There can be no assurance that the Company will ever achieve any revenues or profitable operations from the sale of its proposed products.  The Company is seeking additional capital at this time.  During the twelve months ended December 31, 2008, the Company had a net loss of $2,317,186 and a negative cash flow from operations of $806,235 and as December 31, 2008, the Company had a working capital deficiency of $4,368,929 and a stockholders’ deficiency of $4,346,697.  As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The carrying amounts of the Company’s financial instruments, including cash, accrued payroll, accounts payable, accrued expenses, note payable- Greystone and note payable - stockholder at December 31, 2008, approximate their fair value because of their relatively short-term nature.

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

(G)	Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.  It is reasonably possible that these assets could become impaired as a result of technology or other industry changes.  Determination of recoverability of assets to be held and used is performed by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  Impairment of vessel expenses including costs for disposal were $864,926 for the twelve months ended December 31, 2008.   $300,000 was for the approximately cost of disposal for the Babe.   The remaining $564,926 was for the impairment of the fair market value of the Babe.

(H)	Deposits

Deposits as of December 31, 2008 included office rental security deposit and utility deposit.  Deposits are reduced as charges are incurred or the funds are returned.

(I)	Accrued Expenses

Accrued expenses as of December 31, 2008 were comprised of accrued legal fees.

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

Statement of Financial Accounting Standards No 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  Currently, SFAS 131 has no effect on the Company’s financial statements as substantially all of the Company’s operations are conducted in one industry segment during the years ended December 31, 2008 and 2007.

(L)	Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests.  Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  We are currently assessing the potential impact that adoption of SFAS No. 160 may have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which requires companies to provide additional disclosures about its objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and how the derivative instruments and related hedged items affect the Company’s financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and is required to be adopted by the Company beginning in the second quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 161, management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results.

In May 2008, The FASB issued SFAS No. 162, “ The hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the united State (The GAAP hierarchy).  The hierarchical guidance provided by SFAS No. 162 did not have a significant impact on the company’s financial statements.

Note 3-	Related Party Transactions

On January 5, 2006 the Company entered into a Revolving Note (“Note A”) with an aggregate principal amount of $50,000 to Frank Crivello. Funds are advanced to us as needed to pay for ongoing operations. Note A had a maturity date of June 30, 2006. As a result of eleven amendments to Note A, the principal amount of Note A was increased to $800,000 and the maturity date of Note A was extended to February 20, 2009. Note A has an interest rate of 10%.   During the twelve months ended December 31, 2008, the Company received $447,078 on this loan and the Company paid $1,197,021 down on this loan ($40,393 in interest and $1,156,628 in principal).  As of December 31, 2008, the balance on this loan is $120,431 ($59,500 in principal and $60,931 in interest).  This note is currently in default.

On August 1, 2007, the Company issued a revolving note (“Note B”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note B had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note B bears an interest rate of 10%.   As a result of six amendments to Note B, the principal amount of Note B was increased to $750,000 and the maturity date was extended to December 31, 2008. During the twelve months ended December 31, 2008, the Company received $523,113 on this loan and the Company paid $150,000 down on the principal of this loan..  As of December 31, 2008, the balance on this loan is $710,956 ($648,613 in principal and $62,343 in interest).  This note is currently in default.

In June 2008, an officer of the Company exchanged $241,667 worth of accrued payroll in exchange for 100,000 shares of common stock.    The Company reported $241,577 in additional paid in capital and $100 in common stock on the financials.  The stock was valued based on the five day average trading value of the stock on the date of the exchange.

The Company utilizes space in Milwaukee, Wisconsin owned by an entity controlled by the Chairman of the Board of Directors.    The fair market value of this rent is $250 per month and is recorded as $3000 rent expense and a corresponding related party liability for the twelve months ended December 31, 2008.   On December 31, 2008, this debt was forgiven and converted into additional paid in capital.

The Company utilizes employees of an entity controlled by the Chairman of the Board of Directors.    In exchange for the use of these employees, an employee of the Company completes work for an entity controlled by the Chairman of the Board of Directors.    The value of the work done by the employees of the entity controlled by the Chairman of the Board of Directors exceeded the value of the work of the Company’s employee by $15,750 during the twelve months ending December 31, 2008 and was recorded as payroll and a corresponding related party liability was recorded.   On December 31, 2007, this debt was forgiven and converted into additional paid in capital.

The company used a related party for consulting services.  As of December 31, 2008 and 2007 the Company was charged $0 and $77,500, respectively.

Note 4 –	Vessels Held For Sale

The Company currently has two vessels held for sale.   On the vessel the “Babe”, the Company recorded an impairment charge of $864,926 in connection with the fair market value and the estimated disposal costs.  The current fair market value is $1,425,000.   The Company has reclassified the “Pacific Aurora” as held for sale.  The Company believes that the fair market value of the vessel exceed its carrying amount.

Note 5 –	Fixed Assets

Fixed assets as of December 31, 2008 and 2007 consisted of:

	December 31, 2008	December 31, 2007
Office Furniture	$1,286	$1,286
Computer Equipment	1,827	1,078
Vessel	-	1,481,725
Vessel Furnishings	-	20,990
Less: Accumulated Depreciation	(2,294)	(1,527)
Fixed Assets, net	$819	$1,504,301

Depreciation expense for the twelve months ended December 31, 2008 and 2007 amounted to $360 and $443, respectively.

The vessel the “Pacific Aurora” was reclassified as  held for sale.

Note 6 –	Greystone Business Credit II, LLC

In June 2008, Greystone Business Credit II and the Company entered into a loan agreement. During the twelve months ended December 31, 2008 the Company was advanced an additional $1,407,017.  In addition, the Company borrowed an additional $2,289,926 for the purchase of the “Babe”. These monies were collateralized by the two vessels.   As of December 31, 2008, the balance on the loan from Greystone was $5,252,552 ($5,149,503 in principal, $86,669 in interest and $16,380 in loan service fees.   On February 9, 2009, the Company received a notice of default from Greystone.    On March 6, 2009, Greystone Business Credit II, LLC filed against Marine Growth Canada, Ltd., Marine Growth Finance & Charter, Inc., Marine Growth Ventures, Inc., Fractional Marine, Inc., and all other parties interested in the ship “Pacific Aurora” in the Federal Court in Vancouver, BC Canada for admiralty action to foreclose its lien and acquire ownership and possession of the ship.     Greystone seeks judgment in the amount of $2,851,919 against Marine Growth Canada, Ltd., Marine Growth Finance and Marine Growth Ventures.   Additionally, Greystone seeks judgment against Fractional Marine in the amount of $215,193.   This suit is currently pending.

Note 7 –	Income Tax

Differences between the tax provision computed using the statutory federal income tax rate and the effective income tax rate on operations is as follows:

	2008	2007
U.S. Federal Statutory Rate	$(519,032)	$(280,001)
Foreign Statutory Rate	(236,209)	(177,130)

Total	(755,242)	(457,131)

Tax Benefit not provided due to valuation allowance	755,242	457,131
	$0	$0

As of December 31, 2008, the Company has a net operating loss carryforward for U.S Federal Income tax purposes in the aggregate of $3,938,400, which expire at various dates through 2028.

Components of the Company’s U.S. deferred tax assets are as follows:

	2008	2007
U.S deferred tax assets:

U.S. tax benefits related to net operating loss carry forwards	$1,600,293	$905,051

Valuation allowance for U.S. deferred tax assets	(1,600,293)	(905,051)
Net U.S. deferred tax assets	$0	$0

Note 8 –	Operating Leases

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

Minimum future required lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2008 are as follows:

Year Ending December 31,	Amount

2009	$19,369

Rent expense charged to operations was $30,167 and $27,307 in 2008 and 2007, respectively.

Note 9 –	Subsequent Events

On March 6, 2009,  Greystone Business Credit II, LLC filed against Marine Growth Canada, Ltd., Marine Growth Finance & Charter, Inc., Marine Growth Ventures, Inc., Fractional Marine, Inc., and all other interested in the ship “Pacific Aurora” in the Federal Court in Vancouver, BC Canada for admiralty action.     Greystone seeks judgment in the amount of $2,851,919 against Marine Growth Canada, Ltd., Marine Growth Finance and Marine Growth Ventures.   Additionally, Greystone seeks judgment against Fraction Marine in the amount of $215,193.   This suit is currently pending.