Form 10-Q/A
period 2008-09-30
MARINE GROWTH VENTURES INC
filed 2009-04-30
CIK 1334794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

The quarterly report of Marine Growth Ventures, Inc. (the “Company”), for the fiscal quarter ended September 30, 2008, filed on Form 10-Q with the Securities and Exchange Commission (the “SEC”) on November 12, 2008, is hereby amended to provide amended financial statements and financial statement disclosure.

EXPLANATORY NOTE:

This Amendment No. 1 to our Quarterly Report on Form 10-Q gives effect to the correction in our financial statements of an error in our previous filing that resulted in the incorrect treatment of approximately $1,036,594.   The Company had not recorded an impairment charge of $864,926 and it had incorrectly stated $171,677 of APIC as other income.   The accompanying financial statements have been restated for this error. In addition, the Company has received comments from the Staff of the Securities and Exchange Commission in connection this and certain other reports that it has filed under the Securities Exchange Act of 1934, as amended and the Securities Act of 1933. The aforementioned error arose from our consideration of these comments. In addition, certain disclosures have been enhanced as a result of our consideration of the comments. We intend to fully respond to, and properly address, all comments received. While we believe this amendment embodies all comments and suggestions by the Staff, they have not approved our filings and, accordingly, additional changes may be required.

MARINE GROWTH VENTURES, INC.
FORM 10-Q/A
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Balance Sheet

	September 30, 2008 “As Restated” (Unaudited)	December 31, 2007 (Audited)
ASSETS
CURRENT ASSETS
Cash	$3,878	$-
Accounts Receivable	-	6,000
Other Receivables	-	501
Prepaid Expenses	1,072	719
Vessel Held for Sale	1,425,000	-
Total Current Assets	1,429,950	87,220

FIXED ASSETS, NET	1,502,592	1,504,301

PREPAID FINANCING COSTS	4,156	20,781

OTHER ASSETS
Retainers	7,500	5,000
Other Deposits	2,181	2,181
Loan Reserve	-	67,916
Total Other Assets	9,681	75,097
TOTAL ASSETS	$2,946,379	$1,607,399
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
Accrued Payroll	$405,840	$581,414
Accounts Payable	347,339	376,290
Cash Overdraft	-	17,343
Accrued Interest Payable	136,734	135,905
Accrued Expenses	233,178	261,226
Deferred Expenses	-	19,166
Other Payables	195,190	-
Note Payable – Greystone	1,213,873	270,833
Note Payable – Stockholder	132,235	769,050
Note Payable – Other	573,950	275,500
Total Current Liabilities	3,238,339	2,706,727

LONG TERM LIABILITIES
Greystone Note Payable	3,703,353	1,168,150
Total Long Term Liabilities	3,703,535	1,168,150

TOTAL LIABILITIES	6,941,692	3,874,877
STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued or outstanding
Common Stock, $0.001 par value, 100,000,000 shares authorized, 21,839,500 and 21,739,500 issued and outstanding, respectively	21,840	21,740
Additional Paid-In Capital	810,578	555,699
Accumulated Deficit	(4,793,023)	(2,811,864)
Accumulated Other Comprehensive Income (Loss)	(34,708)	(33,053)
Total Stockholders' Deficiency	(3,995,313)	(2,267,478)
TOTAL LIABILITIES & STOCKHOLDERS'
DEFICIENCY	$2,946,379	$1,607,399

See Accompanying Notes to Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consoldiated Statement of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	“ As Restated”		“As Restated”
REVENUE
Ship Management Fees and Consulting Income	$-	$6,000	$12,000	$82,308
Cost of Sales	-	-	(128,125)	-

GROSS PROFIT (LOSS)	-	6,000	(116,125)	82,308

EXPENSES
Payroll and Related Expenses	40,757	89,610	140,081	266,377
Professional Fees	67,981	82,962	167,053	165,235
General and Administrative Expenses	49,666	27,841	91,418	71,017
Selling Expenses	57,765	(54)	60,331	765
Impairment of Vessel	864,926	-	864,926	-
Operating Expenses	76,744	192,983	229,578	311,586
Total Expenses	1,329,506	393,342	1,553,387	814,980

LOSS FROM OPERATIONS	(1,329,506)	(387,342)	(1,669,512)	(732,396)

OTHER INCOME (EXPENSE)
Interest	(123,573)	(58,961)	(242,878)	(119,039)
Loan Service Fee	(19,109)	(8,079)	(31,775)	(17,348)
Sales Tax	(813)	81,769	(991)	(1,013)
Other	(29,772)	(5,530)	(36,007)	(12,651)
Total Other Expense	(173,267)	9,199	(311,651)	(150,051)

NET LOSS	$ (1,502,772)	$(378,143)	$(1,981,163)	$(882,723)

Basic and diluted loss per common share	$(0.07)	$(0.02)	$(0.09)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	21,839,500	21,739,500	21,839,500	21,739,500

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	“As Restated”
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,981,163)	$(882,723)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation & Amortization	16,917	8,588
Donated Rent & Services	13,313	2,812
Impairment of Vessel	864,926	-
Changes in Operation Assets & Liabilities:
Accounts Receivable	6,000	(6,000)
Other Receivables	501	(85,244)
Prepaid Expense	(2,500)	-
Prepaid Insurance	(354)	(325)
Accrued Payroll	66,093	195,400
Accounts Payable	43,566	166,321
Other Accounts Payable	147,291	(3,660)
Accrued Interest Payable	118,920	89,863
Accrued Expenses	36,015	(12,698)
Deferred Expenses	-	19,166
Deferred Rent	-	-
Net Cash Used by Operating Activities	(670,475)	(508,643)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Vessel Furnishings	-	(13,000)
Legal Fees on Vessel Purchase		(69,891)
Net Cash Provided by Investing Activities	-	(82,891)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan Costs	-	(13,000)
Cash Overdraft	(17,343)	-
Payment on Note Payable – Greystone	(141,499)	(20,833)
Proceeds From Note Payable-Stockholder	384,983	519,800
Proceeds From Note Payable – Related Party	448,450	150,000
Net Cash Provided by Financing Activities	674,591	635,967

Currency Conversion Gain/Loss	(238)	(39,682)

NET INCREASE (DECREASE) IN CASH:	3,878	6,966

BEGINNING CASH	-	3,947

ENDING CASH	$3,878	$10,913

SUPPLEMENTAL DISCLOSURES OF CASH ITEMS
Interest Paid	$125,365	$-
Income Taxes Paid	-	-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITES
Greystone (Pacific Aurora Note)	$1,197,021	$-
Payment on Note Payable – Stockholder	(1,021,798)	-
Payment on Accrued Interest	(25,223)
Payments on Note Payable – Related Party	(150,000)	-
Greystone (Babe Note)	2,350,002	-
Purchase of Fixed Assets (Babe)	(2,289,926)	-
Advances on Ship Purchases	(60,076)	-
Purchase of Fixed Assets (Pacific Aurora)		$(1,350,000)
Loan Costs	-	(20,250)
Loan Reserve	-	(67,916)
Reserve Legal Fees	-	(61,834)
Note Payable – Vessel Purchase Pacific Aurora	-	1,500,000
APIC	(241,567)	-
Common Stock	(100)	-
Accrued payroll	241,667	-
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

Since its inception, the Company has been dependent upon the proceeds of loans from its stockholders and the receipt of capital investments to fund its continuing activities.  The Company has incurred operating losses since its inception.  The Company expects to incur significant increasing operating losses over the next several years, primarily due to the expansion of its business.   There is no assurance that the Company’s developmental and marketing efforts will be successful.   The Company will continue to require the infusion of capital or loans until operations become profitable.  There can be no assurance that the Company will ever achieve any revenues or profitable operations from the sale of its proposed products.  The Company is seeking additional capital at this time.  During the nine months ended September 30, 2008, the Company had a net loss of $1,981,163 and a negative cash flow from operations of $670,475 and as September 30, 2008, the Company had a working capital deficiency of $1,808,389 and a stockholders’ deficiency of $3,995,313.  As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(E)	Impairment of Vessel

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.  It is reasonably possible that these assets could become impaired as a result of technology or other industry changes.  Determination of recoverability of assets to be held and used is performed by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  The Company recorded an impairment charge on the Babe in the amount of $864,926 for the three months ending September 30, 2009.  $300,000 was for the approximately cost of disposal for the Babe.   The remaining $564,926 was for the impairment of the fair market value of the Babe.

(F)	Recent Accounting Pronouncements

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

,           Revolving Note “B” issued on August 1, 2007

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

Minimum future required payments under the agreement with Greystone are as follows:

Year Ending December 31,	Amount

2009	$1,213,873
2010	$1,213,873
2011	$1,213.873
2012	$972,140

Note 6 – Restatements

The accompanying unaudited consolidated financial statements have been restated for the matters discussed below. All associated footnote disclosures have been revised for the matters giving rise to the financial statement restatements. In addition, certain of our footnotes have been augmented to provide expanded information about certain transactions and accounting therefore.

Impairment of Vessel

The Company had not recorded an impairment charge on the vessel the “Babe”.   These financials have been corrected to record an impairment charge $864,926 on the Babe recognized as a result of the evaluation of the fair market value of the vessel in the amount of $564,926 and the approximately costs to dispose of it accordingly in the amount of $300,000.

Reclassification of forgiven payroll

The Company had deducted accrued payroll of $241,667, incurred $171,677 of payroll forgiveness and $69,900 in APIC as the result of an officer of exchanging $241,667 worth of accrued payroll for 100,000 shares of common stock.  These financials have been corrected to state that the Company reported $241,577 in additional paid in capital and $100 in common stock on the financials as a result of the officer completing this exchange.  The stock was valued based on the five day average trading value of the stock on the date of the exchange.

The following schedule illustrates the effects on the account classifications resulting from the above restatements:

For the nine months ending September 30, 2008

Net Loss Applicable to Stockholders, as previously reported	$(944,570)
Adjustments:
Impairment of Vessel	(864,926)
Payroll and Related Expenses	(171,667)
Net Loss Applicable to Stockholders, as restated	(1,981,163)

Basic and Diluted Loss per Common Share (as previously state)	$(0.02)
Basic and Diluted Loss per Common Share (as Restated)	$(0.09)

Note 7 – Subsequent Event

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

Results of Operations

Since our inception, we have been dependent upon the proceeds of loans from our stockholders and the receipt of capital investment to fund our continuing activities.  We have incurred operating losses since our inception.  We expect to incur significant increasing operating losses over the next several years, primarily due to the expansion of our business. We will continue to require the infusion of capital until operations become profitable.  Presently, we have no commitments to provide such capital.   We had a net loss of $1,981,163 and a negative cash flow from operations of $607,475 for the nine months ended September 30, 2008.

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

Impairment of Vessel:   Impairment charges were $864,926 and $0 for the three months ended September 30, 2008 and 2007, respectively.  During the three months ending September 30, 2008, the Company recorded an impairment charge against the Babe to reflect the current fair market value and the costs of disposal.  $300,000 was for the approximately cost of disposal for the Babe.   The remaining $564,926 was for the impairment of the fair market value of the Babe.

Operating Expenses:  Operating expenses were $76,744 for the three months ended September 30, 2008 compared to $192,983 for the three months ended September 30, 2007.   Operating expenses decreased by $116,238 during the three months ended September 30, 2008.  This decrease can be attributed to a decrease in crew-related expenses and supplies for the Pacific Aurora. The decrease is due to cost incurred in 2007 for setting up the ship and training of the crew.  In 2008 we only maintained a skeleton crew. In 2008 we incurred a one-time inspection fee from our lender of $35,985.  For the three months ended September 30, 2008, the majority of the expenses were as follows: ship insurance was $14,644, inspection fees were $38,853, and crew-related expenses were $15,894.  For the three months ended September 30, 2007, the majority of the expenses were as follows: ship insurance was $11,473,   supplies were $50,726, security was $5,000, and crew-related expenses were $117,795.

Other Income (Expenses):  Other Income (Expenses) was ($173,627) for the three months ended September 30, 2008 and Other Income (Expenses) was $9,199 for the three months ended September 30, 2007.   For the three months ended September 30, 2008, we had an increase in expenses of $182,466.   For the three months ending September 30, 2008, the Company incurred additional loan service fees and additional interest expense due to the increase in borrowing from related parties and Greystone.  Additionally, during the three months ended September 30, 2007, the Company applied for a refund of the sales tax paid on the purchase of the Pacific Aurora in the amount of $81,770 and this refund was approved in September, 2007 by the Canadian government.

Net Loss:  Net loss was $1,502,772 and $378,143 for the three months ended September 30, 2008 and 2007, respectively. The increase in net loss is primarily attributed to impairment charges in the three months ended September 30, 2007.

Nine  Months Ended September 30, 2008 and 2007:

Revenue:   Revenue was $12,000 for the nine months ended September 30, 2008 compared to $82,308 earned in the nine months ended September 30, 2007.    In the nine months ended June 30, 2008, the company had no revenue with respect to the condo sales.  As of July 1, 2008, the Company began marketing the sales on condos on the vessel.

Payroll and Related Expenses:   Payroll and related expenses were $140,081 for the nine months ended September 30, 2008 compared to $266,377 for the nine months ended September 30, 2007.  The decrease of $126,296 was due to the majority of the officers waiving their payroll as of March 1, 2008 and will continue to do so until the Company has sustainable revenues.

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

Impairment of Vessel:   Impairment charges were $864,926 and $0 for the three months ended September 30, 2008 and 2007, respectively.  During the three months ending September 30, 2008, the Company recorded an impairment charge against the Babe to reflect the current fair market value and the costs of disposal.  $300,000 was for the approximately cost of disposal for the Babe.   The remaining $564,926 was for the impairment of the fair market value of the Babe.

Cost of Sales:    Cost of sales were $128,125 for the nine months ended September 30, 2008 compared to $0 during the nine months ended September 30, 2007.  The increase in this expense was due to the charter hire agreement for the Babe.

Operating Expenses:  Operating expenses were $229,578 for the nine months ended September 30, 2008 compared to $311,586 for the nine months ended September 30, 2007.   This decrease of $82,008 is attributable to decrease in supplies, crew and crew training in 2007.  We are presently only maintaining a skeleton crew on the Pacific Aurora. For the nine months ended September 30, 2008 we incurred a one-time inspection free from our lender of $35,985.  For the nine months ended September 30, 2008, the majority of the expenses were as follows: ship insurance was $38,574, navigation services were $12,580, parts and supplies were $38,683, inspection fees were $46,840 and crew related expenses were $73,070. For the nine months ended September 30, 2007, the majority of the expenses were as follows: ship insurance was $49,758, supplies were $76,438, security was $5,884, and crew related expenses were $163,692.

Other Income (Expenses):  Other Expenses was $311,651 for the nine months ended September 30, 2008, and Other Expenses was$150,051 for the nine months ended September 30, 2007, an increase of $161,600 for the nine months ended September 30, 2008. The difference is primarily due an increase in interest expense of $123,839 during the nine months ended September 30, 2008.

Net Loss:  Net loss was $1,981,163 and $882,723 for the nine months ended September 30, 2008 and 2007, respectively. The increase in net loss is primarily attributed to the increase in interest expense and impairment charges during the nine months ended September 30, 2008.

Liquidity and Capital Resources

For the nine months ended September 30, 2008, we had a negative cash flow from operations of $670,475 compared to a negative cash flow of $508,643 as of September 30, 2007, an increase in the negative cash flow of $161,832.  Since inception, we have been dependent upon proceeds of loans from our stockholders and receipt of capital investment to fund our continuing activities.

For the nine months ended September 30, 2008, we had a net loss of $1,981,163 compared to a net loss of $882,723 for the nine months ended September 30, 2007, an increase in the net loss of $1,098,440.

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

Our ability to continue as a going concern is dependent on our ability to obtain additional funds through debt and equity funding as well as from sales of various services.   The Company expects to begin condo sales in the 1st quarter of 2009, which is expected to produce positive income and cash flow for the company.  However, we cannot be assured that there will be buyers interest in acquiring the condos or the volume or timing of such sales, or any.  With these sales the Company anticipates that it will become less reliant on short-term financing.  All sales generated from any activities by the company and its subsidiaries are required to repay the Greystone debt first.  The Company will need to continue to look for additional financing to fund its working capital needs.”

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - None

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MARINE GROWTH VENTURES, INC.

Dated: April 30, 2009	By:	/s/ Craig Hodgkins
Craig Hodgkins
President and Director
(Principal Executive Officer)

Dated: April 30, 2009	By:	/s/ Katherine Ostruszka
Katherine Ostruszka
Chief Financial Officer and Controller
(Principal Financial Officer)