Form 10-Q
period 2009-03-31
MARINE GROWTH VENTURES INC
filed 2009-05-01
CIK 1334794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2009 – 21,839,500 shares of common stock

Indicate by a check mark whether the registrant is (check one):
an accelerated filer ☐ a non accelerated filer ☐ or a smaller reporting company ☒

MARINE GROWTH VENTURES, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
TABLE OF CONTENTS

PART 1	FINANCIAL STATEMENTS	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2009 (Unaudited)
	and December 31, 2008 (Audited)	4

	Condensed Consolidated Statements of Operations for the Three
	Months Ended March 31, 2009 and 2008 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2009 and 2008 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements as of March 31, 2009
	(Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II	OTHER INFORMATION	15

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		20

CERTIFICATIONS

	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

	Certification of CFO Pursuant to 13a-14(a) under the Exchange Act

	Certification of the CEO Pursuant to 18 U.S.C. Section 1350

	Certification of the CFO Pursuant to 18 U.S.C. Section 1350

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Balance Sheets

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
CURRENT ASSETS
Cash	$3,862	$7,897
Prepaid Expenses	395	734
Vessel Held for Sale	2,923,670	2,923,670
Total Current Assets	2,927,927	2,932,301

FIXED ASSETS, NET	727	818

PREPAID FINANCING COSTS	-	2,258

OTHER ASSETS
Retainers	13,470	17,500
Other Deposits	1,656	1,656
Total Other Assets	15,126	19,156
TOTAL ASSETS	$2,943,780	$2,954,533
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
Accrued Payroll	$432,381	$434,235
Accounts Payable	349,121	539,986
Cash Overdraft	-	-
Accrued Interest Payable	336,696	209,943
Accrued Expenses	480,605	259,450
Note Payable – Greystone	5,149,503	5,149,503
Note Payable – Stockholder	59,500	59,500
Note Payable – Other	715,363	648,613
Total Current Liabilities	7,523,169	7,301,230

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 5,000,000
shares authorized, none issued or outstanding
Common Stock, $0.001 par value, 100,000,000
shares authorized, 21,839,500 issued and outstanding	21,840	21,840
Additional Paid-In Capital	821,452	816,015
Accumulated Deficit	(5,388,842)	(5,149,829)
Accumulated Other Comprehensive Income (Loss)	(33,839)	(34,723)
Total Stockholders' Deficiency	(4,579,389)	(4,346,697)
TOTAL LIABILITIES & STOCKHOLDERS'
DEFICIENCY	$2,943,780	$2,954,533

See Accompanying Notes to Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consoldiated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2009		2008
REVENUE
Ship Management Fees and Consulting Income		$-	$12,000
Cost of Sales		-	64,063

GROSS PROFIT (LOSS)		-	(52,063)

EXPENSES
Payroll and Related Expenses		14,272	76,460
Professional Fees		36,557	56,970
General and Administrative Expenses		9,874	14,490
Selling Expenses		-	1,360
Operating Expenses		45,867	42,020
Total Expenses		106,570	186,300

LOSS FROM OPERATIONS		(106,570)	(238,363)

OTHER INCOME (EXPENSE)
Interest		(126,752)	(62,385)
Loan Service Fee		-	(8,659)
Financing Costs		-	(5,542)
Other		(5,691)	(4,345)
Total Other Expense		(132,443)	(80,931)

NET LOSS	$	(239,013)	$(319,294)

Basic and diluted loss per common share		$(0.01)	$(0.01)

Weighted average number of common
shares outstanding - basic and diluted		21,839,500	21,739,500

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(239,013)	$(319,294)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation & Amortization	91	5,638
Donated Rent & Services	5,437	937
Changes in Operation Assets & Liabilities:
Accounts Receivable	-	(6,000)
Sales Tax Receivable	-	501
Other Receivables	-	(6,500)
Retainer	(2,552)	-
Prepaid Insurance	(339)	196
Accrued Payroll	(1,786)	52,822
Accounts Payable	43,240	(34,913)
Accrued Interest Payable	126,753	50,536
Accrued Expenses	-	69,257
Net Cash Used by Operating Activities	(68,169)	(185,319)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on Note Payable – Greystone		(20,666)
Cash Overdraft	-	(17,343)
Proceeds From Note Payable – Related Party	66,750	224,500
Net Cash Provided by Financing Activities	66,750	186,491

Currency Conversion Gain/Loss	(2,616)	3,183

NET INCREASE (DECREASE) IN CASH:	(4,035)	4,355

BEGINNING CASH	7,897	-

ENDING CASH	$3,862	$4,355

SUPPLEMENTAL DISCLOSURES OF CASH ITEMS
Interest Paid	$-	$11,849
Income Taxes Paid	-	-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITES

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of March 31, 2009 (Unadudited)

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

Since its inception, the Company has been dependent upon the proceeds of loans from its stockholders and the receipt of capital investments to fund its continuing activities.  The Company has incurred operating losses since its inception.  The Company expects to incur significant increasing operating losses over the next several years, primarily due to the expansion of its business.   There is no assurance that the Company’s developmental and marketing efforts will be successful.   The Company will continue to require the infusion of capital or loans until operations become profitable.  There can be no assurance that the Company will ever achieve any revenues or profitable operations from the sale of its proposed products.  The Company is seeking additional capital at this time.  During the three months ended March 31, 2009, the Company had a net loss of $239,013 and a negative cash flow from operations of $68,169 and as March 31, 2009, the Company had a working capital deficiency of $4,595,252 and a stockholders’ deficiency of $4,579,389.  As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(D)	Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited.   In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations.   The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2008 appearing in Form 10K filed on April 15, 2009.

(E)	Recent Accounting Pronouncements

In the opinion of management, there are no recent accounting pronouncements that will have a material effect the Company’s consolidated financial statements.

(F)	Accounting for the Impairment of Long-Lived Assets

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

Note 3- Related Party Transactions

Revolving Note “A” issued on January 5, 2006

The balance at March 31, 2009 was $121,898 ($59,500 in principal and $62,398 in accrued interest).  Subsequent to March 31, 2009, the maturity date was extended to December 31, 2009.

,              Revolving Note “B” issued on August 1, 2007

The Company borrowed an additional $66,750 during the three months ended March 31, 2009.  The balance at March 31, 2009 was $794,429 ($715,363 in principal and $79,066 in accrued interest).  Subsequent to March 31, 2009, the Company borrowed an additional $25,250 and the maturity date was extended to December 31, 2009.

The Company utilizes space in Milwaukee, Wisconsin owned by an entity controlled by the Chairman of the Board of Directors.    The fair market value of this rent is $250 per month and is recorded as $1500 rent expense and a corresponding related party liability for the three month ended March 31, 2009 and 2008.   On March 31, 2009, this debt was forgiven and converted into additional paid in capital.

The Company utilizes employees of an entity controlled by the Chairman of the Board of Directors.    The value of the work done by the employees of the entity controlled by the Chairman of the Board of Directors equated to $5,438 during the three months ending March 31, 2009.  These services and a corresponding related party liability was recorded.   On March 31, 2009, this debt was forgiven and converted into additional paid in capital.

Note 4 – Greystone Business Credit II, LLC

In June 2008, Greystone Business Credit II and the Company entered into a loan agreement. These monies were collateralized by the two vessels.   As of March 31, 2009, the balance on the loan from Greystone was $5,361,115 ($5,149,503 in principal, $195,232 in interest and $16,380 in loan service fees.   On February 9, 2009, the Company received a notice of default from Greystone.    On March 6, 2009, Greystone Business Credit II, LLC filed against Marine Growth Canada, Ltd., Marine Growth Finance & Charter, Inc., Marine Growth Ventures, Inc., Fractional Marine, Inc., and all other parties interested in the ship “Pacific Aurora” in the Federal Court in Vancouver, BC Canada for admiralty action to foreclose its lien and acquire ownership and possession of the ship.     Greystone seeks judgment in the amount of $2,851,919 against Marine Growth Canada, Ltd., Marine Growth Finance and Marine Growth Ventures.   Additionally, Greystone seeks judgment against Fractional Marine in the amount of $215,193.   This suit is currently pending.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward-Looking Statements

This Quarterly Report of Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements.   All statements other than statements of historical fact made in report are forward looking.  In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements.  These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words.  No assurances can be given that the future results anticipated by the forward-looking statements will be achieved.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Our actual results may differ significantly from management’s expectations. The potential risks and uncertainties that could cause our actual results to differ materially from those expressed or implied herein are set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We are also working on selling the two vessels in our possession, the “Pacific Aurora” and the “Babe.”

Results of Operations

Since our inception, we have been dependent upon the proceeds of loans from our stockholders and the receipt of capital investment to fund our continuing activities.  We have incurred operating losses since our inception.  We expect to incur significant increasing operating losses over the next several years, primarily due to the expansion of our business. We will continue to require the infusion of capital until operations become profitable.  Presently, we have no commitments to provide such capital.   We had a net loss of $239,013 and a negative cash flow from operations of $68,169 for the three months ended March 31, 2009.

Three Months Ended March 31, 2009 and 2008:

Revenue:   Revenue was $0 for the three months ended March 31, 2009 compared to $12,000 earned in the three months ended March 31, 2008.   In the three months ended March 31, 2009, the company had no revenue.   The reduction in revenue was due to the decrease in leasing, and income incurred from custodial services.    The $12,000 of revenue in 2008 was from leasing, the Company subsequently recorded an allowance for the receivable in the amount of $12,000.

Payroll and Related Expenses:   Payroll and related expenses were $14,272 for the three months ended March 31, 2009 compared to $76,460 for the three months ended March 31, 2008.  The decrease of $62,188 was due to the majority of the officers waiving their payroll as of March 1, 2008 and will continue to do so until the Company has sustainable revenues.

Professional Fees:   Professional fees were $36,577 for the three months ended March 31, 2009 compared to $56,970 for the three months ended March 31, 2008.  The net decrease of $20,413 is primarily due to a decrease in consulting fees of $2,600, a decrease of legal fees of 12,147, a decrease in accounting fees of $4,572 and a decrease of other professional fees in the amount of $1,094in the three months ended March 31, 2009.

General and Administrative Expenses:  General and administrative expenses were $9,874 and $14,490 for the three months ended March 31, 2009 and 2008, respectively.  General and administrative expenses decreased by $4,616 in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This decrease is mainly due to a decrease in insurance of $2,245, a decrease in travel of $2,002, and a decrease in telephone expenses of $1,671offset by an increase in filing fees of $1,760.   The Company is now holding both of the vessels for sale.

Selling Expenses:   Selling expenses were $0 and $1,360 for the three months ended March 31, 2009 and 2008 respectively.  The Company is now holding both of the vessels for sale.

Operating Expenses:  Operating expenses were $45,867 for the three months ended March 31, 2009 compared to $42,020 for the three months ended March 31, 2008.   Operating expenses increase by $3,847 during the three months ended March 31, 2009.    The increase in operating expenses is primarily due to the increase in dockage fees of $17,307 and insurance fees of $5,655 offset by the decrease in crew wages of $17,128, processing fees of $1,034 and other fees of $953.

Other Expenses:  Other Expenses was $132,443 for the three months ended March 31, 2009 compared to $80,931 for the three months ended March 31, 2008.   For the three months ended March 31, 2009, we had an increase in expenses of $51,512. This increase was primarily due to the continued financing costs of the M/V Pacific Aurora and the M/V Babe which included an increase in interest expenses of $64,367 offset by a decrease in loan service fees of $8,659 and financing costs of $5,542.

Net Loss:  Net loss was $239,013 and $319,294 for the three months ended March 31, 2009 and 2008, respectively. The decrease in net loss of $80,281 attributed to the decrease in payroll and professional fees.

Liquidity and Capital Resources

For the three months ended March 31, 2009, we had a negative cash flow from operations of $68,169 compared to a negative cash flow of $185,319 as of March 31, 2008, a decrease in the negative cash flow of $117,150.  Since inception, we have been dependent upon proceeds of loans from our stockholders and receipt of capital investment to fund our continuing activities.

The maturity date on Revolving Note “A” issued on January 5, 2006 was extended to December 31, 2009.     The balance at March 31, 2009 was $121,898 ($59,500 in principal and $62,398 in accrued interest).

In June 2008, Greystone Business Credit II and the Company entered into a loan agreement. These monies were collateralized by the two vessels.   As of December 31, 2008, the balance on the loan from Greystone was $5,361,115 ($5,149,503 in principal, $195,232 in interest and $16,380 in loan service fees.   On February 9, 2009, the Company received a notice of default from Greystone.    On March 6, 2009, Greystone Business Credit II, LLC filed against Marine Growth Canada, Ltd., Marine Growth Finance & Charter, Inc., Marine Growth Ventures, Inc., Fractional Marine, Inc., and all other parties interested in the ship “Pacific Aurora” in the Federal Court in Vancouver, BC Canada for admiralty action to foreclose its lien and acquire ownership and possession of the ship.     Greystone seeks judgment in the amount of $2,851,919 against Marine Growth Canada, Ltd., Marine Growth Finance and Marine Growth Ventures.   Additionally, Greystone seeks judgment against Fractional Marine in the amount of $215,193.   This suit is currently pending.

The Company borrowed an additional $66,750 on the Revolving Note “B” issued on August 1, 2007, during the three months ended March 31, 2009. At March 31, 2009 the balance on this note was $794,429 ($715,363 in principal and $79,066 in accrued interest).  Subsequent to March 31, 2009, the Company borrowed an additional $25,250 and the maturity date was extended to December 31, 2009.

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

Our ability to continue as a going concern is dependent on our ability to obtain additional funds through debt and equity funding as well as from sales of various services.   As we note in our consolidated balance sheets as of March 31, 2009 and December 31, 2008 as well as our related consolidated statements of operations, and cash flows for the year ended March 31, 2009, we have experienced, and expect to continue to experience, recurring net losses, negative cash flows from operations, limited amount of funds on our balance sheet.  Accordingly, we have substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Going Concern:

Our ability to continue as a going concern is dependent on our ability to obtain additional funds through debt and equity funding as well as from sales of various services.   As we note in our consolidated balance sheets as of March 31, 2009 and December 31, 2008 as well as our related consolidated statements of operations, and cash flows for the year ended March 31, 2009, we have experienced, and expect to continue to experience, recurring net losses, negative cash flows from operations, limited amount of funds on our balance sheet.  Accordingly, we have substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

Impairment

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of March 31, 2009. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria, the Company concluded that a material weakness exists in the internal controls as of March 31, 2009.

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

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.   Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in internal control

There were no changes in the small business issuer’s internal control over financial reporting identified in connection with the company evaluation required by paragraph (3) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the small business issuer’s fiscal year that has materially affected or is reasonably likely to materially affect the small business issuer’s internal control over financial reporting

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

On January 5, 2006 the Company entered into a Revolving Note (“Note A”) with an aggregate principal amount of $50,000 to Frank Crivello. Funds are advanced to us as needed to pay for ongoing operations. Note 1 had a maturity date of June 30, 2006. As a result of twelve amendments to Note 1, the principal amount of Note 1 was increased to $800,000 and the maturity date of Note 1 was extended to December 31, 2009. Note 1 has an interest rate of 10% and as March 31, 2009 the principal balance $59,500.

On August 1, 2007, the Company issued a revolving note (“Note B”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note 2 had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note B bears an interest rate of 10%.  As a result of seven amendments to Note B, the principal amount of Note B was increased to $750,000 and the maturity date was extended to December 31, 2009.  The principal balance on Note B was $715,363 as of March 31, 2009.  Subsequent to March 31, 2009, the Company borrowed an additional $25,250.

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

10.34	Modification lf Agreement dated June 12, 2008 (incorporated by reference to Exhibit 10.1 of Form 8-k filed August 11, 2008)

10.35	Notice of default under Marine Growth Loan Agreement with Greystone Business Credit II, LLC dated February 9, 2009 (incorporated by reference to Exhibit 2.1 of Form 8-K filed on February 13, 2009)

10.36	Seventh Amendment to the Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated April 24, 2009 (filed herewith)

10.37	Twelfth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello, dated April 24, 2009 (filed herewith)

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2	Certification of the CFO Pursuant to 13a-14(a) under the Exchange Act

32.1	Certification of the CEO pursuant to 18 U.S.C Section 1350

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE GROWTH VENTURES, INC.

Dated: May 1, 2009	By:	/s/ Craig Hodgkins
Craig Hodgkins
President and Director
(Principal Executive Officer)

Dated: May 1, 2009	By:	/s/ Katherine Ostruszka
Katherine Ostruszka
Chief Financial Officer and Controller
(Principal Financial Officer)