Form 10-Q
period 2009-06-30
MARINE GROWTH VENTURES INC
filed 2009-08-03
CIK 1334794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by a check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X ]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [  ]   No   [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2009 – 21,839,500 shares of common stock

Indicate by a check mark whether the registrant is (check one):

an accelerated filer [  ] a non accelerated filer [  ] or a smaller reporting company [X]

MARINE GROWTH VENTURES, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30,  2009
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Balance Sheets

ASSETS
	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)
CURRENT ASSETS
Cash	$5,773	$7,897
Prepaid Expenses	56	734
Vessels Held for Sale	2,923,670	2,923,670
Total Current Assets	2,929,499	2,932,301

FIXED ASSETS, NET	636	818

PREPAID FINANCING COSTS	-	2,258

OTHER ASSETS
Retainers	6,516	17,500
Other Deposits	1,656	1,656
Total Other Assets	8,169	19,156
TOTAL ASSETS	$2,938,304	$2,954,533

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
Accrued Payroll	$433,485	$434,235
Accounts Payable	371,401	539,986
Accrued Interest Payable	465,457	209,943
Accrued Expenses	531,084	259,450
Note Payable – Greystone	5,149,503	5,149,503
Note Payable – Stockholder	59,500	59,500
Note Payable – Other	776,613	648,613
Total Current Liabilities	7,787,043	7,301,230

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 5,000,000
shares authorized, none issued or outstanding
Common Stock, $0.001 par value, 100,000,000
shares authorized, 21,839,500 issued and outstanding	21,840	21,840
Additional Paid-In Capital	826,890	816,015
Accumulated Deficit	(5,656,397)	(5,149,829)
Accumulated Other Comprehensive (Loss)	(41,072)	(34,723)
Total Stockholders' Deficiency	(4,848,739)	(4,346,697)
TOTAL LIABILITIES & STOCKHOLDERS'
DEFICIENCY	$2,938,304	$2,954,533

See Accompanying Notes to Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consoldiated Statement of Operations
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUE
Ship Management Fees and Consulting Income	$-	$-	$-	$12,000
Cost of Sales	-	64,062	-	128,125

GROSS PROFIT (LOSS)	-	(64,062)	-	(116,125)

EXPENSES
Payroll and Related Expenses	13,466	22,864	27,738	99,324
Professional Fees	70,623	49,360	107,180	99,072
General and Administrative Expenses	10,495	27,262	19,932	41,752
Selling Expenses	-	1,206	-	2,566
Operating Expenses	38,501	105,449	84,368	152,834
Total Expenses	133,085	206,141	239,218	395,548

LOSS FROM OPERATIONS	(133,085)	(270,203)	(239,218)	(511,673)

OTHER (EXPENSE)
Interest	(128,762)	(56,920)	(255,514)	(119,305)
Loan Service Fee	-	(4,007)	-	(12,666)
Sales Tax	(1,745)	-	(2,182)	(178)
Other	(3,963)	(1,891)	(9,654)	(6,236)
Total Other Expense	(134,470)	(62,818)	(267,350)	(138,835)

NET LOSS	$(267,555)	$(333,021)	$(506,568)	$(650,058)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common
shares outstanding - basic and diluted	21,839,500	21,839,500	21,839,500	21,839,500

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(506,568)	$(650,058)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation & Amortization	182	9,646
Donated Rent & Services	10,875	7,874
Changes in Operation Assets & Liabilities:
Accounts Receivable	-	6,000
Prepaid Expense	-	5,000
Other Receivables	-	501
Retainer	12,343	-
Prepaid Insurance	(678)	678
Accrued Payroll	(750)	36,222
Accounts Payable & Accrued Expenses	105,307	123,142
Accrued Interest Payable	255,514	2,566
Deferred Expenses	-	(19,166)
Net Cash Used by Operating Activities	(123,775)	(477,595)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on Note Payable – Greystone		106,171
Cash Overdraft	-	(17,343)
Proceeds From Note Payable – Related Party	128,000	390,350
Net Cash Provided by Financing Activities	128,000	479,178

Currency Conversion Gain/Loss	(6,349)	1,127

NET INCREASE (DECREASE) IN CASH:	(2,124)	2,715

BEGINNING CASH	7,897	-

ENDING CASH	$5,773	$2,715

SUPPLEMENTAL DISCLOSURES OF CASH ITEMS
Interest Paid	$-	$-
Income Taxes Paid	-	-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITES
Line of Credit - Greystone	-	$496,000
Payment on Note Payable – Stockholder	-	(496,000)
Additional Paid-In Capital	-	(241,567)
Common Stock	-	(100)
Accrued payroll	-	241,667

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of June 30, 2009 (Unadudited)

Note 1 – Organization and Operations, Going Concern and Bankruptcy

A.	Organization and Operations

Marine Growth Ventures, Inc. (“MGV”) was formed and incorporated in the state of Delaware on November 6, 2003.  MGV is a holding company that conducts its operations primarily through a wholly-owned subsidiary, Sophlex Ship Management, Inc. (“Sophlex”).  MGV, Marine Growth Finance & Charter, Inc., Inc., Sophlex Ship Management, Inc., Marine Growth Freight, Inc., Marine Aggregates, Inc., Gulf Casino Cruises, Inc., Ship Timeshare Management, Inc., Marine Growth Canada, Ltd., Fractional Marine, Inc., Cruiseship Share Owners Association, Inc. and Pacific Aurora Cruise Association, Inc. are referred to collectively herein as the “Company”.

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

B.  Going Concern

Since its inception, the Company has been dependent upon the proceeds of loans from its stockholders and the receipt of capital investments to fund its continuing activities.  The Company has incurred operating losses since its inception.  The Company expects to incur significant increasing operating losses over the next several years, primarily due to the expansion of its business.   There is no assurance that the Company’s developmental and marketing efforts will be successful.   The Company will continue to require the infusion of capital or loans until operations become profitable.  There can be no assurance that the Company will ever achieve any revenues or profitable operations from the sale of its proposed products.  The Company is seeking additional capital at this time.  During the six months ended June 30, 2009, the Company had a net loss of $506,568 and a negative cash flow from operations of $123,775 and as June 30, 2009, the Company had a working capital deficiency of $4,857,544 and a stockholders’ deficiency of $4,848,739.  As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C.  Bankruptcy of Marine Growth Canada, Ltd., a wholly owned subsidiary of Marine Growth Ventures, Inc.

On July 2, 2009, the Supreme Court of the British Columbia in Bankruptcy declared Marine Growth Canada, Ltd (“MGC”) bankrupt under the laws of British Columbia.   The court appointed a Trustee to manage the affairs and property of Marine Growth Canada, Ltd.  The assets of  MGC consists of the vessel the Pacific Aurora and its furnishings.  (See Note 4A)

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

(D)	Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of June 30, 2009 and for the six months ended June 30, 2009 and 2008 are unaudited.   In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations.   The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2008 appearing in Form 10K filed on April 15, 2009.

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

The balance at June 30, 2009 was $123,381 ($59,500 in principal and $63,881 in accrued interest).

Revolving Note “B” issued on August 1, 2007

The Company borrowed an additional $128,000 during the six months ended June 30, 2009.  The balance at June 30, 2009 was $874,395 ($776,613 in principal and $97,782 in accrued interest).  Since June 30, 2009, an additional $500 has been borrowed.

The Company utilizes space in Milwaukee, Wisconsin owned by an entity controlled by the Chairman of the Board of Directors.    The fair market value of this rent is $250 per month and is recorded as $1500 rent expense and a corresponding related party liability for the six month ended June 30, 2009 and 2008.   On June 30, 2009, this debt was forgiven and converted into additional paid in capital.

The Company utilizes employees of an entity controlled by the Chairman of the Board of Directors.    The value of the work done by the employees of the entity controlled by the Chairman of the Board of Directors equated to $10,875 during the six months ending June 30, 2009.  These services and a corresponding related party liability was recorded.   On June 30, 2009, this debt was forgiven and converted into additional paid in capital.

Note 4 – Greystone Business Credit II, LLC

In June 2008, Greystone Business Credit II and the Company entered into a loan agreement. These monies were collateralized by the two vessels, the Pacific Aurora and the Babe.

A . Pacific Aurora

As of June 30, 2009, the balance on the loan from Greystone was $2,920,308 ($2,770,967 in principal, $132,961 in interest and $16,380 in loan service fees.)  The carrying value of the vessel and its furnishing is $1,498,670. On February 9, 2009, the Company received a notice of default from Greystone.   On March 6, 2009, Greystone Business Credit II, LLC filed against Marine Growth Canada, Ltd., Marine Growth Finance & Charter, Inc., Marine Growth Ventures, Inc., Fractional Marine, Inc., and all other parties interested in the ship “Pacific Aurora” in the Federal Court in Vancouver, BC Canada for admiralty action to foreclose its lien and acquire ownership and possession of the ship.     Greystone seeks judgment in the amount of $2,851,919 against Marine Growth Canada, Ltd., Marine Growth Finance and Marine Growth Ventures.  On July 2, 2009 the Supreme Court of the British Columbia in Bankruptcy declared Marine Growth Canada, Ltd bankrupt under the laws of British Columbia.   (See Note 1)

B.  Babe

As of June 30, 2009, the balance on the loan relating to this vessel was $2,549,369 ($2,378,536 in principal and $170,833 in interest.) The carrying value of the vessel is $1,425,000. We recorded an impairment expense against the vessel in the twelve months ended December 31, 2008 in the amount of $864,926. $300,000 was for the approximate cost of disposal for the Babe and $564,926 was due to the fact that fair market value was less than the carrying amount of the vessel.    On February 9, 2009, the Company received a notice of default from Greystone and they continue to be default.

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

Results of Operations

Since our inception, we have been dependent upon the proceeds of loans from our stockholders and the receipt of capital investment to fund our continuing activities.  We have incurred operating losses since our inception.  We expect to incur significant increasing operating losses over the next several years, primarily due to the expansion of our business. We will continue to require the infusion of capital until operations become profitable.  Presently, we have no commitments to provide such capital.   We had a net loss of $506,568 and a negative cash flow from operations of $123,775 for the six months ended June 30, 2009.

Three Months Ended June 30, 2009 and 2008:

Payroll and Related Expenses:   Payroll and related expenses were $13,466 for the three months ended June 30, 2009 compared to $22,864 for the three months ended June 30, 2008.  The decrease of $9,398 was due to the waiving of the officers payroll until the Company has sustainable revenues.

Professional Fees:   Professional fees were $70,623 for the three months ended June 30, 2009 compared to $49,360 for the three months ended June 30, 2008.  The net increase of $21,263 is primarily due to an increase in legal fees incurred with respect to the Greystone legal proceedings.

General and Administrative Expenses:  General and administrative expenses were $10,495 and $27,262 for the three months ended June 30, 2009 and 2008, respectively.  General and administrative expenses decreased by $16,767 in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This decrease is mainly due to a decrease in bed debt expense of $12,000, a decrease in travel of $1,544, a decrease in office expense of $2,457 and a decrease in auto expenses of $462.

Selling Expenses:   Selling expenses were $0 and $1,260 for the three months ended June 30, 2009 and 2008 respectively.

Operating Expenses:  Operating expenses were $38,501 for the three months ended June 30, 2009 compared to $105,449 for the three months ended June 30, 2008.   Operating expenses decreased by $66,948 during the three months ended June 30, 2009.    The net decrease in operating expenses is primarily due to an increase in dockage of $8,990, a decrease in crew expenses of $21,635, a decrease in inspection fees of $7,937, a decrease in processing fees of $1,401, a decrease in vessel supplies of $38,704 and a decrease in other operating expenses of $5,962.

Other Expenses:  Other Expenses was $134,470 for the three months ended June 30, 2009 compared to $62,818 for the three months ended June 30, 2008.   For the three months ended June 30, 2009, we had an increase in expenses of $71,652. This increase was primarily due to the continued financing costs of the M/V Pacific Aurora and the M/V Babe which had in increase in interest expense of $78,142 offset by a decrease in loan service fees of $4,008.

Net Loss:  Net loss was $267,555 and $333,021 for the three months ended June 30, 2009 and 2008, respectively. The decrease in net loss of $65,466 attributed to the decrease in operating expenses offset by the increase in professional fees.

Six Months Ended June 30, 2009 and 2008:

Revenue:   Revenue was $0 for the six months ended June 30, 2009 compared to $12,000 earned in the six months ended June, 2008.   In the six months ended June 30, 2009, the company had no revenue.   The reduction in revenue was due to the discontinuation of the bareboat charter.

Payroll and Related Expenses:   Payroll and related expenses were $270,738 for the six months ended June 30, 2009 compared to $270,991 for the six months ended June 30, 2008.  The decrease of $243,253 was due to the majority of the officers waiving their payroll as of March 1, 2008 and will continue to do so until the Company has sustainable revenues.

Professional Fees:   Professional fees were $107,180 for the six months ended June 30, 2009 compared to $99,072 for the six months ended June 30, 2008.  The net increase of $8,108 is primarily due to the increase in legal fees incurred with respect to the Greystone legal proceedings.

General and Administrative Expenses:  General and administrative expenses were $19,932 and $41,752 for the six months ended June 30, 2009 and 2008, respectively.  General and administrative expenses decreased by $21,820 in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This decrease is mainly due to a decrease in insurance of $2,245, a decrease in office related expenses of $3,407, a decrease in travel expenses of $3,267 and a decrease in bad debt expense of $12,000.

Selling Expenses:   Selling expenses were $0 and $2,566 for the six months ended June 30, 2009 and 2008 respectively.

Operating Expenses:  Operating expenses were $84,368 for the six months ended June 30, 2009 compared to $152,834 for the six months ended June 30, 2008.   Operating expenses decreased by $68,466 during the six months ended June 30, 2009.    The net decrease in operating expenses is primarily due to an increase in dockage of $26,297,  a decrease in crew expenses of $38,763, a decrease in processing fees of $2,427, an increase in vessel insurance of $5,536, a decrease in inspection fees of $7,987, a decrease in vessel supplies of $39,438 and a decrease in other operating expenses of $11,504.

Other Expenses:  Other Expenses was $267,350 for the six months ended June 30, 2009 compared to $138,835 for the six months ended June 30, 2008.   For the six months ended June 30, 2009, we had an increase in expenses of $128,515. This increase was primarily due to the continued financing costs of the M/V Pacific Aurora and the M/V Babe which included an increase in interest expenses of $136,210 offset by a decrease in loan service fees of $12,666.

Net Loss:  Net loss was $506,568 and $650,058 for the six months ended June 30, 2009 and 2008, respectively. The decrease in net loss of $143,490 attributed to the decrease in operating expenses offset by the increase in professional fees.

Liquidity and Capital Resources

On July 2, 2009, the Supreme Court of the British Columbia in Bankrupcty declared Marine Growth Canada, Ltd bankrupt under the laws of British Columbia.   The court appointed a Trustee to manage the affairs and property of Marine Growth Canada, Ltd.

While the future of MGC and its assets is uncertain, the Company believes that the assets of Marine Growth Canada, Ltd including the Ship and its contents, will be sold by the Trustee and the proceeds from such sale will be used to pay amounts owing to MGC’s creditors.

The Company believes that it is not responsible for the debts of MGC and is not liable to Greystone for the indebtedness that is the subject of the Action.  However, the seizure and sale of the Ship, which is an asset of MGC will prevent the Company from pursuing part of its current business plan.

For the six months ended June 30, 2009, we had a negative cash flow from operations of $123,775 compared to a negative cash flow of $477,595 as of June 30, 2008, a decrease in the negative cash flow of $353,820.  Since inception, we have been dependent upon proceeds of loans from our stockholders and receipt of capital investment to fund our continuing activities.

The balance at June 30, 2009 on Revolving Note “A” issued on January 5, 2006 was $123,381 ($59,500 in principal and $62,881 in accrued interest).

On February 9, 2009, the Company received a notice of default from Greystone Business Credit II.   Greystone has since petitioned the Supreme Court of the British Columbia in Bankruptcy for relief under the bankruptcy laws of British Columbia.    On July 2, 2009, the court granted the application and placed Marine Growth Canada, Ltd in bankruptcy and appointed a trustee.

The company also have a note with Greystone with respect to the vessel, the Babe.  As of June 30, 2009, the balance on the loan from Greystone was $2,549,369 ($2,378,536 in principal and $170,833 in interest.) On February 9, 2009, the Company received a notice of default from Greystone Business Credit II.   This loan continues to be in default.

The Company borrowed an additional $128,000 on the Revolving Note “B” issued on August 1, 2007, during the six months ended June, 2009.   At June 30, 2009 the balance on this note was $874,395 ($776,613 in principal and $97,782 in accrued interest).  Subsequent to June 30, 2009, the Company borrowed an additional $500.

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

Our ability to continue as a going concern is dependent on our ability to obtain additional funds through debt and equity funding as well as from sales of various services.   As we note in our consolidated balance sheets as of June 30, 2009 and December 31, 2008 as well as our related consolidated statements of operations, and cash flows for the year ended June 30, 2009, we have experienced, and expect to continue to experience, recurring net losses, negative cash flows from operations, limited amount of funds on our balance sheet.  Accordingly, we have substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Going Concern:

Our ability to continue as a going concern is dependent on our ability to obtain additional funds through debt and equity funding as well as from sales of various services.   As we note in our consolidated balance sheets as of June 30, 2009 and December 31, 2008 as well as our related consolidated statements of operations, and cash flows for the year ended June 30, 2009, we have experienced, and expect to continue to experience, recurring net losses, negative cash flows from operations, limited amount of funds on our balance sheet.  Accordingly, we have substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - None

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

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

During the second quarter of 2009, Greystone Business Credit II, filed an application for bankruptcy order against Marine Growth Canada, Ltd in the Supreme Court of British Columbia in Bankruptcy and insolvency.  On July 2, 2009, the Bankruptcy Court of British Columbia placed Marine Growth Canada, Ltd in bankruptcy and appointed KPMG, LLP trustee of the estate, case number B0911301.  This case is currently pending.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

On January 5, 2006 the Company entered into a Revolving Note (“Note A”) with an aggregate principal amount of $50,000 to Frank Crivello. Funds are advanced to us as needed to pay for ongoing operations. Note 1 had a maturity date of June 30, 2006. As a result of twelve amendments to Note 1, the principal amount of Note 1 was increased to $800,000 and the maturity date of Note 1 was extended to December 31, 2009. Note 1 has an interest rate of 10% and as June 30, 2009 the principal balance $59,500.

On August 1, 2007, the Company issued a revolving note (“Note B”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note 2 had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note B bears an interest rate of 10%.  As a result of seven amendments to Note B, the principal amount of Note B was increased to $750,000 and the maturity date was extended to December 31, 2009.  The principal balance on Note B was $776,613 as of June 30, 2009.  Subsequent to June 30, 2009, the Company borrowed an additional $500.

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

10.20	Eight Amendment to Revolving Note by and among Marine Growth Ventures, Inc. its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.1 of Form 8-K filed April 17, 2007)

10.21	Ninth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.10 of Form 8-K filed July 5, 2007)

10.22	Bareboat Charter by and between Fractional Marine, Inc. and Greystone Maritime Holdings LLC, dated July 30, 2007 (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 7, 2007)

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

10.34	Modification lf Agreement dated June 12, 2008 (incorporated by reference to Exhibit 10.1 of Form 8-k filed August 11, 2008)

10.35	Notice of default under Marine Growth Loan Agreement with Greystone Business Credit II, LLC dated February 9, 2009 (incorporated by reference to Exhibit 2.1 of Form 8-K filed on February 13, 2009)

10.36	Seventh Amendment to the Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated April 24, 2009 (filed herewith)

10.37	Twelfth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello, dated April 24, 2009 (filed herewith)

10.38	Amendment to Bylaws of Marine Growth Ventures, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-k field on June 1, 2009)

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2	Certification of the CFO Pursuant to 13a-14(a) under the Exchange Act

32.1	Certification of the CEO pursuant to 18 U.S.C Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE GROWTH VENTURES, INC.

Dated: July 31, 2009	By:	/s/ Craig Hodgkins
Craig Hodgkins
President and Director (Principal Executive Officer)

Dated: July 31, 2009	By:	/s/ Katherine Ostruszka
Katherine Ostruszka
Chief Financial Officer and Controller (Principal Financial Officer)