Form 10-Q/A
period 2009-06-30
MARINE GROWTH VENTURES INC
filed 2009-10-02
CIK 1334794

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

(414) 283-2620
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

The quarterly report of Marine Growth Ventures, Inc. (the “Company”), for the fiscal quarter ended June  30, 2009, filed on Form 10-Q with the Securities and Exchange Commission (the “SEC”) on July 31, 2009, is hereby amended to provide amended financial statements and financial statement disclosure.

EXPLANATORY NOTE:

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, gives effect to revised disclosure in Part I, Item 4,  and the inclusion of a subsequent event in Part II, Item 5 and a corresponding subsequent event note to our financials.

MARINE GROWTH VENTURES, INC.
FORM 10 -Q/A
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

Note 2 - Summary of Significant Accounting Policies

A.	Principals of consolidation

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

Note 5 – Subsequent Events

In July 2009, the Company was negotiating a settlement and release agreement with Greystone.   On August 5, 2009, the Company finalized this agreement with Greystone Maritime Holdings, LLC, Greystone Business Credit II, L.L.C., and GBC Funding, LLC (collectively, “Greystone”) in connection with the debt of the Company owed to Greystone and secured by the vessel the “Babe” and Greystone’s purported sale of the vessel in April 2009 (the “Settlement”).  Pursuant to the Settlement, in consideration for the payment of $23,025 by Greystone to certain officers who performed work related to the Babe, the Company released Greystone from all claims of the Company, and liabilities to the Company, in connection with the purported sale of the vessel and agreed not to challenge the sale or the receipt by Greystone of proceeds in connection with the sale.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - None

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms.   This information is also accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported herein.  Based on that evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2009 because of the material weaknesses disclosed below.

As part of our quarterly evaluation of the effectiveness, design and operation of our disclosure controls and procedures described above, we have concluded that the following material weaknesses in internal control over financial reporting that existed at December 31, 2008 continued to exist at June 30, 2009:

A material weakness in the Company’s internal controls exists in that there is limited segregation of duties amongst the Company’s employees with respect to the Company’s preparation and review of the Company’s financial statements.

A material weakness in the Company’s internal controls exists in that there is an insufficient number of personnel with an appropriate level of experience and knowledge of the U.S. GAAP and SEC reporting requirements.  This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP

As result of the amended financials for the period ended June 30, 2009, management identified a weakness in its review process of disclosures of subsequent events.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(b)	Changes in internal control over financial reporting.

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

10.34	Modification lf Agreement dated June 12, 2008 (incorporated by reference to Exhibit 10.1 of Form 8-k filed August 11, 2008)

10.35	Notice of default under Marine Growth Loan Agreement with Greystone Business Credit II, LLC dated February 9, 2009 (incorporated by reference to Exhibit 2.1 of Form 8-K filed on February 13, 2009)

10.36	Seventh Amendment to the Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated April 24, 2009 (filed herewith)

10.37	Twelfth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello, dated April 24, 2009 (filed herewith)

10.38	Amendment to Bylaws of Marine Growth Ventures, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-k field on June 1, 2009)

31.1	Certification of the CEO Pursuant to 13a-14(a) under the Exchange Act

31.2	Certification of the CFO Pursuant to 13a-14(a) under the Exchange Act

32.1	Certification of the CEO pursuant to 18 U.S.C Section 1350

32.2	Certification of the CFO Pursuant to 18 U.S.C Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE GROWTH VENTURES, INC.

Date: October 1, 2009	By:	/s/ Craig Hodgkins
Craig Hodgkins President and Director (Principal Executive Officer)

Date:October 1, 2009	By:	/s/ Katherine Ostruszka
Katherine Ostruszka Chief Financial Officer and Controller (Principal Financial Officer)