Form 10-Q
period 2009-09-30
MARINE GROWTH VENTURES INC
filed 2009-11-12
CIK 1334794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by a check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X ]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   □ Yes  □ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [  ]   No   [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2009 – 21,839,500 shares of common stock.

Indicate by a check mark whether the registrant is (check one):
an accelerated filer [  ] a non accelerated filer [  ] or a smaller reporting company [X]

MARINE GROWTH VENTURES, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
TABLE OF CONTENTS

PART 1	FINANCIAL STATEMENTS	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) December 31, 2008 (Audited)	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)
		4

	Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)
		5

	Notes to Condensed Consolidated Financial Statements as of September 30, 2009 (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II	OTHER INFORMATION	13

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6	Exhibits	14

SIGNATURES		18

CERTIFICATIONS
	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

	Certification of CFO Pursuant to 13a-14(a) under the Exchange Act

	Certification of the CEO Pursuant to 18 U.S.C. Section 1350

	Certification of the CFO Pursuant to 18 U.S.C. Section 1350

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Balance Sheets

ASSETS
	September 30, 2009 (Unaudited)	December 31, 2008 (Audited)
CURRENT ASSETS
Cash	$1,504	$7,897
Prepaid Expenses	803	734
Vessels Held for Sale	1,498,670	2,923,670
Total Current Assets	1,500,977	2,932,301

FIXED ASSETS, NET	544	818

PREPAID FINANCING COSTS	-	2,258

OTHER ASSETS
Retainers	6,991	17,500
Other Deposits	1,656	1,656
Total Other Assets	8,647	19,156
TOTAL ASSETS	$1,510,168	$2,954,533

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
Accrued Payroll	$428,756	$434,235
Accounts Payable	398,366	539,986
Accrued Interest Payable	315,843	209,943
Accrued Expenses	326,431	259,450
Note Payable – Greystone	2,770,967	5,149,503
Note Payable – Stockholder	59,500	59,500
Note Payable – Other	796,363	648,613
Total Current Liabilities	5,096,226	7,301,230

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 5,000,000
shares authorized, none issued or outstanding
Common Stock, $0.001 par value, 100,000,000
shares authorized, 21,839,500 issued and outstanding	21,840	21,840
Additional Paid-In Capital	832,327	816,015
Accumulated Deficit	(4,396,345)	(5,149,829)
Accumulated Other Comprehensive (Loss)	(43,880)	(34,723)
Total Stockholders' Deficiency	(3,586,058)	(4,346,697)
TOTAL LIABILITIES & STOCKHOLDERS'
DEFICIENCY	$1,510,168	$2,954,533

See Accompanying Notes to Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consoldiated Statement of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUE
Ship Management Fees and Consulting Income	$-	$-	$-	$12,000
Cost of Sales	-	-	-	(128,125)
	-	-
GROSS PROFIT (LOSS)			-	(116,125)

EXPENSES
Payroll and Related Expenses	8,008	40,757	35,746	140,081
Professional Fees	48,632	67,981	155,812	167,053
General and Administrative Expenses	12,487	49,666	32,419	91,418
Selling Expenses	-	57,765	-	60,331
Impairment of Vessel	-	864,926	-	864,926
Operating Expenses	772	76,744	85,140	229,578
Total Expenses	69,899	1,157,839	309,117	1,553,387

LOSS FROM OPERATIONS	(69,899)	(1,157,839)	(309,117)	(1,669,512)

OTHER INCOME / (EXPENSE)
Extinguishment Gain	1,351,171	-	1,351,171	-
Interest	(21,219)	(123,573)	(276,732)	(242,878)
Loan Service Fee	-	(19,109)	-	(31,775)
Other	-	(30,585)	(11,837)	(36,998)
Total Other Income (Expense)	1,329,952	(173,267)	1,062,602	(311,651)

NET INCOME / (LOSS)	$1,260,053	$(1,331,106)	$753,485	$(1,981,163)

Basic and diluted loss per common share	$0.06	$(0.06)	$0.03	$(0.09)

Weighted average number of common
shares outstanding - basic and diluted	21,839,500	21,839,500	21,839,500	21,839,500

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (Loss)	$753,485	$(1,981,163)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation & Amortization	274	16,917
Donated Rent & Services	16,313	13,313
Impairment of Vessel		864,926
Extinguishment Gain	(1,351,171)	-
Changes in Operation Assets & Liabilities:
Accounts Receivable	-	6,000
Prepaid Expense	-	-
Other Receivables	-	501
Retainer	10,509
Prepaid Insurance	(69)	(354)
Accrued Payroll	(5,479)	66,093
Accounts Payable & Accrued Expenses	154,419	226,872
Accrued Interest Payable	276,732	118,920
Deferred Expenses	-	-
Net Cash Used by Operating Activities	(144,987)	(670,475)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on Note Payable – Greystone		(141,499)
Cash Overdraft	-	(17,343)
Proceeds From Note Payable - Stockholder		384,983
Proceeds From Note Payable – Related Party	147,750	448,450
Net Cash Provided by Financing Activities	147,750	674,591

Currency Conversion Gain/Loss	(9,157)	(238)

NET INCREASE (DECREASE) IN CASH:	(6,394)	3,878

BEGINNING CASH	7,897	-

ENDING CASH	$1,504	$3,878

SUPPLEMENTAL DISCLOSURES OF CASH ITEMS
Interest Paid	$-	$125,365
Income Taxes Paid	-	-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITES
Greystone (Pacific Aurora)	-	$1,197,021
Payment on Note Payable - Stockholder	-	(1,021,798)
Payment on Accrued Interest	-	(25,223)
Payments on Note Payable – Related Party	-	(150,000)
Greystone (Babe)	-	2,350,002
Purchase of Fixed Assets (Babe)	-	(2,289,926)
Advances on Ship Purchases	-	(60,076)
Additional Paid-In Capital	-	(241,567)
Common Stock	-	(100)
Accrued payroll	-	241,667
Vessel (Babe)	(1,425,000)	-
Note Payable Greystone (Babe)	2,378,536	-
Accrued Interest (Babe)	170,833	-
Accrued Expenses (Babe)	226,802	-
Extinguishment Gain (Babe)	(1,351,171)	-

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of September 30, 2009 (Unadudited)

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

B.  Going Concern

Since its inception, the Company has been dependent upon the proceeds of loans from its stockholders and the receipt of capital investments to fund its continuing activities.  The Company has incurred operating losses since its inception.  The Company expects to incur significant increasing operating losses over the next several years, until we can maintain a consistent revenue stream.   There is no assurance that the Company’s developmental and marketing efforts will be successful.   The Company will continue to require the infusion of capital or loans until operations become profitable.  There can be no assurance that the Company will ever achieve any revenues or profitable operations from the sale of its proposed products.  The Company is seeking additional capital at this time.  During the nine months ended September 30, 2009, the Company had a net income of $753,485 and a negative cash flow from operations of $144,987 and as September 30, 2009, the Company had a working capital deficiency of $3,595,249 and a stockholders’ deficiency of $3,586,058.  As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The assets of MGC total $1,506,770 and the liabilities total $3,018,839 at June 30, 2009, the company has not recorded any additional income or expenses due to the bankruptcy.   At this time the trustee has notified us that there are minimal transactions that have been dispersed.

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

(D)	Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of September 30, 2009 and for the nine months ended September 30, 2009 and 2008 are unaudited.   In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations.   The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2008 appearing in Form 10K filed on April 15, 2009.

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

Note 3- Related Party Transactions

Revolving Note “A” issued on January 5, 2006

The balance at September 30, 2009 was $124,881 ($59,500 in principal and $65,381 in accrued interest).

Revolving Note “B” issued on August 1, 2007

The Company borrowed an additional $147,750 during the nine months ended September 30, 2009.  The balance at September 30, 2009 was $913,863 ($796,363 in principal and $117,500 in accrued interest).  Since September 30, 2009, an additional $4,700 has been borrowed.

The Company utilizes space in Milwaukee, Wisconsin owned by an entity controlled by the Chairman of the Board of Directors.    The fair market value of this rent is $250 per month and is recorded as $2250 rent expense and a corresponding related party liability for the nine month ended September 30, 2009 and 2008.   On September 30, 2009, this debt was forgiven and converted into additional paid in capital.

The Company utilizes employees of an entity controlled by the Chairman of the Board of Directors.    The value of the work done by the employees of the entity controlled by the Chairman of the Board of Directors equated to $16,313 during the nine months ending September 30, 2009.  These services and a corresponding related party liability was recorded.   On September 30, 2009, this debt was forgiven and converted into additional paid in capital.

Note 4 – Settlement Regarding the Vessel the Babe

In July 2009, the Company negotiated a settlement and release agreement with Greystone.   On August 5, 2009, the Company finalized this agreement with Greystone Maritime Holdings, LLC, Greystone Business Credit II, L.L.C., and GBC Funding, LLC (collectively, “Greystone”) in connection with the debt of the Company owed to Greystone and secured by the vessel the “Babe” and Greystone’s purported sale of the vessel in April 2009 (the “Settlement”).  Pursuant to the Settlement, in consideration for the payment of $23,025 by Greystone to certain officers who performed work related to the Babe, the Company released Greystone from all claims of the Company, and liabilities to the Company, in connection with the purported sale of the vessel and agreed not to challenge the sale or the receipt by Greystone of proceeds in connection with the sale.  In connection with the settlement agreement, the company wrote off the carrying amount of the vessel in the amount of $1,425,000, in exchange for release of notes payable, accrued interest and other fees in the amount of $2,776,171 and accordingly the company recorded an extinguishment gain of $1,351,171.

Note 5 – Subsequent Events

Pursuant to Financial Accounting Standards Board Accounting Standards Codification 855-10, we have evaluated all events or transactions that occurred from September 30, 2009 through November 12, 2009, the date our condensed consolidated financial statements were issued. We did not have any material recognizable subsequent events during this period.

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

Results of Operations

Since our inception, we have been dependent upon the proceeds of loans from our stockholders and the receipt of capital investment to fund our continuing activities.  We have incurred operating losses since our inception.  We expect to incur significant increasing operating losses over the next several years until we can maintain a consistent revenue stream. We will continue to require the infusion of capital until operations become profitable.  Presently, we have no commitments to provide such capital.   We had a loss from operations of $309,117 and  negative cash flow from operations of $144,987 for the nine months ended September 30, 2009.

Three Months Ended September 30, 2009 and 2008:

Payroll and Related Expenses:   Payroll and related expenses were $8,008 for the three months ended September 30, 2009 compared to $40,757 for the three months ended September 30, 2008.  The decrease of $32,749 was due to the waiving of the president’s payroll until the Company has sustainable revenues.

Professional Fees:   Professional fees were $48,632 for the three months ended September 30, 2009 compared to $67,981 for the three months ended September 30, 2008.  The net decrease of $19,349 is primarily due to a decease in legal fees incurred with respect to the Greystone legal proceedings.

General and Administrative Expenses:  General and administrative expenses were $12,487 and $49,666 for the three months ended September 30, 2009 and 2008, respectively.  General and administrative expenses decreased by $37,179 in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. This decrease is mainly due to a decrease in operations with the bankruptcy of Marine Growth Canada, Ltd and the settlement with Greystone which released the vessel the Babe to Greystone.

Selling Expenses:   Selling expenses were $0 and $57,765 for the three months ended September 30, 2009 and 2008 respectively.   With the bankruptcy of Marine Growth Canada, Ltd and the Pacific Aurora being held for sale, the Company is no longer marketing condos for the vessel.

Impairment Expenses:    Impairment charges were $0 and $864,926 for the three months ended September 30, 2009 and 2008, respectively.    During the three months ended September 30, 2008, the Company had recorded an impairment charged against the Babe to reflect the current fair market value and the costs of disposal.  $300,000 was for the approximate cost of disposal for the Babe.  The remaining $564,926 was for the impairment of the fair market value of the Babe.

Operating Expenses:  Operating expenses were $772 for the three months ended September 30, 2009 compared to $76,744 for the three months ended September 30, 2008.   Operating expenses decreased by $75,972 during the three months ended September 30, 2009.    The net decrease in operating expenses is primarily due to the settlement agreement with Greystone which released the vessel the Babe to Greystone.    Additionally, the Pacific Aurora no longer has an operating crew.

Other Income/(Expenses):  Other Income / (Expenses) was $1,329,952 for the three months ended September 30, 2009 compared to ($173,627) for the three months ended September 30, 2008.   For the three months ended September 30, 2009, we had an increase in other income of $1,503,219. This increase was primarily due to the settlement agreement with Greystone which released the vessel the Babe to Greystone.

Net Income/(Loss):  Net income/(loss) was $1,260,053 and ($1,331,106) for the three months ended September 30, 2009 and 2008, respectively. The increase in net income of $2,591,159 is attributed to the settlement agreement with Greystone which released the vessel the Babe to Greystone.

Nine Months Ended September 30, 2009 and 2008:

Revenue:   Revenue was $0 for the nine months ended September 30, 2009 compared to $12,000 earned in the nine months ended September, 2008.   In the nine months ended September 30, 2009, the company had no revenue.   The reduction in revenue was due to the discontinuation of the bareboat charter.

Payroll and Related Expenses:   Payroll and related expenses were $35,746 for the nine months ended September 30, 2009 compared to $140,081 for the nine months ended September 30, 2008.  The decrease of $104,335 was due to the majority of the officers waiving their payroll as of March 1, 2008 and the president waiving his payroll as of December 31, 2008, and will continue to do so until the Company has sustainable revenues.

Professional Fees:   Professional fees were $155,812 for the nine months ended September 30, 2009 compared to $167,053 for the nine months ended September 30, 2008.  The net decrease of $11,241 is primarily due to the decrease in legal fees incurred with respect to the Greystone legal proceedings.

General and Administrative Expenses:  General and administrative expenses were $32,419 and $91,418 for the nine months ended September 30, 2009 and 2008, respectively.  General and administrative expenses decreased by $58,999 in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. This decrease is mainly due to a decrease in operations with the bankruptcy of Marine Growth Canada, Ltd and the settlement with Greystone which released the vessel the Babe to Greystone.

Selling Expenses:   Selling expenses were $0 and $60,331 for the nine months ended September 30, 2009 and 2008 respectively.   With the bankruptcy of Marine Growth Canada, Ltd and the Pacific Aurora being held for sale, the Company is no longer marketing condos for the vessel.

Impairment Expense:   Impairment charges were $0 and $864,926 for the nine months ended September 30, 2009 and 2008 respectively.   During the nine months ended September 30, 2008, the Company recorded an impairment charge against the Babe to reflect the current fair market value and the costs of disposal.   $300,000 was for the approximate cost of disposal for the Babe.  The remaining $564,926 was for the impairment of the fair market value of the Babe.

Cost of Sales:  Costs of sales were $0 and $128,125 for the nine months ended September 30, 2009 and 2008 respectively.  The decrease in this expense was due to the ending of the charter hire agreement for the Babe.

Operating Expenses:  Operating expenses were $85,140 for the nine months ended September 30, 2009 compared to $229,578 for the nine months ended September 30, 2008.   Operating expenses decreased by $144,438 during the nine months ended September 30, 2009.   The net decrease in operating expenses is primarily due to the settlement agreement with Greystone regarding the vessel the Babe.     Additionally, the Pacific Aurora no longer has an operating crew.

Other Income/(Expenses):  Other Income/(Expenses) was $1,062,602 for the nine months ended September 30, 2009 compared to $311,651 for the nine months ended September 30, 2008.   For the nine months ended September 30, 2009, we had an increase in other income of $1,374,253. The increase in net income of $2,703,682 is attributed to the settlement agreement with Greystone which released the vessel the Babe to Greystone.

Net Income/(Loss):  Net income/(loss) was $753,485 and ($1,981,163) for the nine months ended September 30, 2009 and 2008, respectively. The increase in net income of $2,734,648 is attributed to the settlement agreement with Greystone which released the vessel the Babe to Greystone.

Liquidity and Capital Resources

On July 2, 2009, the Supreme Court of the British Columbia in Bankrupcty declared Marine Growth Canada, Ltd bankrupt under the laws of British Columbia.   The court appointed a Trustee to manage the affairs and property of Marine Growth Canada, Ltd.  The assets of MGC total $1,506,770 and the liabilities total $3,018,839 at June 30, 2009, the company has not recorded any additional income or expenses due to the bankruptcy.   At this time the trustee has notified us that there are minimal transactions that have been dispersed.

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

For the nine months ended September 30, 2009, we had a negative cash flow from operations of $144,987compared to a negative cash flow of $670,475 as of September 30, 2008, a decrease in the negative cash flow of $525,488.  Since inception, we have been dependent upon proceeds of loans from our stockholders and receipt of capital investment to fund our continuing activities.

The balance at September 30, 2009 on Revolving Note “A” issued on January 5, 2006 was $124,881 ($59,500 in principal and $65,381 in accrued interest).

On August 5, 2009, the Company finalized an agreement with Greystone Maritime Holdings, LLC, Greystone Business Credit II, L.L.C., and GBC Funding, LLC (collectively, “Greystone”) in connection with the debt of the Company owed to Greystone and secured by the vessel the “Babe” and Greystone’s purported sale of the vessel in April 2009 (the “Settlement”).  Pursuant to the Settlement, in consideration for the payment of $23,025 by Greystone to certain officers who performed work related to the Babe, the Company released Greystone from all claims of the Company, and liabilities to the Company, in connection with the purported sale of the vessel and agreed not to challenge the sale or the receipt by Greystone of proceeds in connection with the sale. In connection with the settlement agreement, the company wrote off the carrying amount of the vessel in the amount of $1,425,000, in exchange for release of notes payable, accrued interest and other fees in the amount of $2,776,171 and accordingly the company recorded an extinguishment gain of $1,351,171.

The Company borrowed an additional $147,750 on the Revolving Note “B” issued on August 1, 2007, during the nine months ended September 30, 2009.   At September 30, 2009 the balance on this note was $913,863 ($796,363 in principal and $117,500 in accrued interest).  Subsequent to September 30, 2009, the Company borrowed an additional $4,700.

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

Our ability to continue as a going concern is dependent on our ability to obtain additional funds through debt and equity funding as well as from sales of various services.   As we note in our consolidated balance sheets as of September 30, 2009 and December 31, 2008 as well as our related consolidated statements of operations, and cash flows for the year ended September 30, 2009, we have experienced, and expect to continue to experience, recurring net losses, negative cash flows from operations, limited amount of funds on our balance sheet.  Accordingly, we have substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Going Concern:

Our ability to continue as a going concern is dependent on our ability to obtain additional funds through debt and equity funding as well as from sales of various services.   As we note in our consolidated balance sheets as of September 30, 2009 and December 31, 2008 as well as our related consolidated statements of operations, and cash flows for the year ended September 30, 2009, we have experienced, and expect to continue to experience, recurring net losses, negative cash flows from operations, limited amount of funds on our balance sheet.  Accordingly, we have substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

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

ITEM 4-T – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms.   This information is also accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported herein.  Based on that evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2009 because of the material weaknesses disclosed below.

           As part of our quarterly evaluation of the effectiveness, design and operation of our disclosure controls and procedures described above, we have concluded that the following material weaknesses in internal control over financial reporting that existed at December 31, 2008 continued to exist at September 30, 2009:

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

(b)Changes in internal control over financial reporting.

There were changes in our internal control over financial reporting that occurred during the last fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information

On January 5, 2006 the Company entered into a Revolving Note (“Note A”) with an aggregate principal amount of $50,000 to Frank Crivello. Funds are advanced to us as needed to pay for ongoing operations. Note 1 had a maturity date of June 30, 2006. As a result of twelve amendments to Note 1, the principal amount of Note 1 was increased to $800,000 and the maturity date of Note 1 was extended to December 31, 2009. Note 1 has an interest rate of 10% and as September 30, 2009 the principal balance $59,500.

On August 1, 2007, the Company issued a revolving note (“Note B”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note B had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note B bears an interest rate of 10%.  As a result of seven amendments to Note B, the principal amount of Note B was increased to $750,000 and the maturity date was extended to December 31, 2009.  The principal balance on Note B was $796,363 as of September 30, 2009.  Subsequent to September 30, 2009, the Company borrowed an additional $4,700.

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

10.34	Modification lf Agreement dated June 12, 2008 (incorporated by reference to Exhibit 10.1 of Form 8-k filed August 11, 2008)

10.35	Notice of default under Marine Growth Loan Agreement with Greystone Business Credit II, LLC dated February 9, 2009 (incorporated by reference to Exhibit 2.1 of Form 8-K filed on February 13, 2009)

10.36	Seventh Amendment to the Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated April 24, 2009 (filed herewith)

10.37	Twelfth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello, dated April 24, 2009 (filed herewith)

10.38	Amendment to Bylaws of Marine Growth Ventures, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-k field on June 1, 2009)

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2	Certification of the CFO Pursuant to 13a-14(a) under the Exchange Act

32.1	Certification of the CEO pursuant to 18 U.S.C Section 1350

32.2	Certification of the CFO pursuant to 18. U.S.C Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 MARINE GROWTH VENTURES, INC.

Dated: November 12, 2009	By:	/s/ Craig Hodgkins
Craig Hodgkins
President and Director
(Principal Executive Officer)

Dated: November 12, 2009	By:	/s/ Katherine Ostruszka
Katherine Ostruszka
Chief Financial Officer and Controller
(Principal Financial Officer)