Form 10-K
period 2009-12-31
MARINE GROWTH VENTURES INC
filed 2010-03-30
CIK 1334794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[  ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

333-128077
(Commission file number)

MARINE GROWTH VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-0890800
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1818 N. Farwell Ave
Milwaukee, WI 53202
(Address of principal executive offices)

(414) 283-2620
 (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X ]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (229,405 of this Chapter) contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x ]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer  [_]                                                                Accelerated Filer  [_]
Non-accelerated Filer     [_]                                                                Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [  ]   No   [X]

The Issuer's revenues for the year ending December 31, 2009 were $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of June 30, 2009, the aggregate market value of voting stock held by non-affiliates was $50,310, based on the closing prices as quoted on the OTC Bulletin Board under the symbol “MGRW”, of $.03.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of  March 26, 2010 – 21,839,500 shares of common stock.

MARINE GROWTH VENTURES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
TABLE OF CONTENTS

PART I

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

In addition, we are also pursuing other opportunities in the shipping industry.

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

Cruise timeshares and vessel condos

The Company was pursuing opportunities in a new industry referred to as cruise timeshares, which combines traditional real estate timeshares with commercial cruise vacations.  Purchasers of cruise timeshares could receive the right to a seven-day cruise each year for up to 15 years aboard a cruise ship purchased by the Company.  The Company had purchased a vessel for this purpose and finished a number of improvements on the vessel in order to sell these timeshares.    The Company also began working with a maritime lodging company in order to sell condos on the vessel that will take weekend tours of the surrounding Pacific coastline.  Purchasers would be able to live aboard full-time, cruise only on weekends, rent out their condos as investment income, or any combination which suits their individual purposes.  The Company was in litigation with Greystone regarding this vessel and settled accordingly in November of 2009 allowing Greystone to take possession of the vessel.  The Company believes that the cruise timeshares or condo sales is a viable opportunity and may go back to it in the future.

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

Risks Related to Our Business

We Have A History Of Operating Losses And Accumulated Deficit.  There Is No Certainty That We Will Ever Achieve Profitability.

We have incurred operating losses of $3,000,765 since inception. We expect to incur significant increases in operating losses over the next several years, primarily due to the expansion of our operations.  The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future.  Our ability to achieve profitability depends upon our ability to develop our cruise vessel timeshare operations.  There can be no assurance that we will ever achieve any revenues or profitable operations from the sale of our timeshare products.

We Have Substantial Doubt About Our Ability To Continue As A Going Concern.

As we note in our consolidated balance sheets as of December 31, 2009 and 2008 as well as our related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2009, we have experienced, and expect to continue to experience, recurring net losses, negative cash flows from operations, limited amount of funds on our balance sheet.  Accordingly, we have substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.  See also, Item 3 of Part I.

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

Although a trading market for our common stock exists, the trading volume has not been significant and an active trading market for our common stock may never develop. There currently is no analyst coverage of our business. As of January 26, 2010, 21,839,500 common shares were issued and outstanding.  Furthermore, the average three month trading volume for our common shares has been approximately 13,875 (or approximately less than 1.0% of the total outstanding. The trading volume of our shares will continue to be limited due to resale restrictions under applicable securities laws and the fact that approximately 92.78% of our outstanding shares are held by our officers and directors. As a result of the limited trading market for our common stock and the lack of analyst coverage, the market price for our shares may continue to fluctuate significantly and will likely be more volatile than the stock market as a whole. There may be a limited demand for shares of our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the OTC Bulletin Board, lack of analyst coverage of our common stock and limited trading market for our common stock. As a result, even if prices appear favorable, there may not be sufficient demand to complete a stockholder’s sell order. Without an active public trading market or broader public ownership, shares of our common stock are likely to be less liquid than the stock of public companies with broad public ownership and an active trading market, and any of our stockholders who attempt to sell their shares in any significant volumes may not be able to do so at all, or without depressing the publicly quoted bid prices for our shares.

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

The Settlement of Litigation has resulted in the Loss of Our Primary Operating Asset.

As we note in our financial statements for the year ended December 31, 2009, and in Item 3 of Part I, Greystone Business Credit II, LLC commenced an admiralty action against Marine Growth Canada, Ltd., Marine Growth Finance & Charter, Inc., Marine Growth Ventures, Inc., Fractional Marine, Inc., and all other interested in the ship “Pacific Aurora” in the Federal Court in Vancouver, BC Canada seeking to foreclose its lien and take ownership and possession of the ship.   Management settled this suit with Greystone in November of 2009.   Greystone will pursue ownership and possession of the vessel with no challenge from management in exchange for a general release of all outstanding claims. Accordingly, at December 31, 2009, our assets of $24,160 substantially consisted of cash and retainer.

Item 2.                                 Description of Property

We lease our main office which is located at 1818 N. Farwell Ave., Milwaukee, WI 53202. The lease is month-to-month which began on March 1, 2010. We currently pay rent of $1,000 per month.

We are not dependent on a specific location for the operation of our business.

Item 3.                                 Legal Proceedings

During the fourth quarter of 2008, a case was filed by Euro Oceans, Co.  against Marine Growth Ventures, Inc., Marine Growth Canada, LTD, Sophlex Ship Management, Inc and Ship Timeshare Management, Inc. for breach of contract.  This case is currently pending and the parties are in settlement discussions.

During the first quarter of 2009, a case was filed by Greystone Business Credit II, LLC against Marine Growth Canada, Ltd., Marine Growth Finance & Charter, Inc., Marine Growth Ventures, Inc., Fractional Marine, Inc., and all other interested in the ship “Pacific Aurora” in the Federal Court in Vancouver, BC Canada for admiralty action seeking to foreclose its lien and take ownership and possession of the ship.  The Company completed a settlement with Greystone in November, 2009 in which Greystone will pursue ownership and possession of the vessel with no challenge from management in exchange for a general release of all outstanding claims.

Item 4.                                 [Reserved]

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

COMMON STOCK

2008
First Quarter	0.89	0.35
Second Quarter	0.79	0.26
Third Quarter	0.60	0.20
Fourth Quarter	0.34	0.10

2009
First Quarter	0.10	0.03
Second Quarter	0.03	0.03
Third Quarter	0.07	0.03
Fourth Quarter	0.51	0.05
The transfer agent for our common stock is:
Interwest Transfer
1981 East 4800 South, Suite 100
Salt Lake City, UT 84117

As of January 26, 2010, we had 68 registered owners of our common stock and approximately 6 beneficial owners of our common stock.

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

In addition, the Company is pursuing other opportunities in the shipping industry.

Results of Operations

Since our inception, we have been dependent upon the proceeds of loans from our stockholders and the receipt of capital investment to fund our continuing activities.  We have incurred operating losses since our inception.  We expect to incur significant increasing operating losses over the next several years, primarily due to the expansion of our business. We will continue to require the infusion of capital until operations become profitable.  We had a net income of $2,148,856 and a negative cash flow from operations of $157,559 for the twelve months ended December 31, 2009.

Twelve Months Ended December 31, 2009 and 2008:

Revenue:   Revenue was $0 for the twelve months ended December 31, 2009 compared to $12,000 earned in the twelve months ended December 31, 2008.    The reduction in revenue was due to the decrease in leasing, and income incurred from custodial services.    The $12,000 of revenue in 2008 was from leasing, the Company subsequently recorded an allowance for the receivable in the amount of $12,000.

Payroll and Related Expenses:   Payroll and related expenses were $40,583 for the twelve months ended December 31, 2009 compared to $180,807 for the twelve months ended December 31, 2008, representing a decrease of $140,224.  The decrease in payroll was due to the officers waiving their payroll as of March 1, 2008 and the president waiving his payroll as of December 31, 2008, and will continue to do so until the Company has sustainable revenues.

Professional Fees:   Professional fees were $171,690 for the twelve months ended December 31, 2009 compared to $245,961 for the twelve months ended December 31, 2008.   Professional fees decreased by $74,271 in the twelve months ended December 31, 2008.   The change in professionals is primarily due to a decrease in accounting fees of $15,480 a decrease in consulting fees of $28,460, a decrease in legal fees of $24,919 and a decrease in other profession $5,412.

General and Administrative Expenses:  General and administrative expenses were $34,122 and $118,927 for the twelve months ended December 31, 2009 and 2008, respectively.  General and administrative expenses decreased by $84,805 in the twelve months ended December 31, 2009 as compared to the twelve months ended December 31, 2008.  This decrease is due to a decrease in travel of $39,456, a decrease in insurance of $18,303, a decrease in rent of $7,668, a decrease in processing fees of $7,979, and a decrease in utilities of $9,699.

Selling Expenses:   Selling expenses were $0 and $64,257 for the twelve months ended December 31, 2009 and 2008, respectively.    The large decrease in selling expenses in the twelve months 2009 were due to the change in the focus of the vessels.

Impairment of Vessel:  Impairment of vessel expenses including costs for disposal were $0 and $864,926 for the twelve months ended December 31, 2009 and 2008, respectively.   $300,000 was for the approximately cost of disposal for the Babe.   The remaining $564,926 was for the impairment of the fair market value of the Babe.

Operating Expenses:  Operating expenses were $65,861 for the twelve months ended December 31, 2009 compared to $272,488 for the twelve months ended December 31, 2008.   The decrease of $206,627 was primarily due the decrease in crew related expenses of $65,739, a decrease in parts and supplies of $36,177 for the Pacific Aurora., a decrease in inspection and navigation fees of $58,908, a decrease in dockage of $4,323, a decrease in vessel insurance $43,455 and a decrease in other operating expenses of $952.

Other Income (Expenses):  Other Income (Expenses) were $2,461,113 and ($462,516) for the twelve months ended December 31, 2009 and 2008, respectively.   Other Income (expenses) increased by $2,923,629 for the twelve months ended December 31, 2009.  This increase was primarily due to the settlement agreement with Greystone which released the vessels the Babe  and the Pacific Aurora to Greystone.  The Company recorded an extinguishment gain of $2,638,809.

Net Income / (Loss):  Net Income / (loss) before income taxes was $2,148,856 and ($2,317,186) for the twelve months ended December 31, 2009 and 2008, respectively. The increase in net income is attributed to settlement agreement with Greystone.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity and Capital Resources

For the twelve months ended December 31, 2009, we had a negative cash flow from operations of $157,559 compared to a negative cash flow of $806,235 as of December 31, 2008, an decrease in the negative cash flow of $648,676. Since inception, we have been dependent upon proceeds of loans from our stockholders and receipt of capital investment to fund our continuing activities.

On January 5, 2006 the Company entered into a Revolving Note (“Note A”) with an aggregate principal amount of $50,000 to Frank Crivello. Funds are advanced to us as needed to pay for ongoing operations. Note A had a maturity date of June 30, 2006. As a result of thirteen amendments to Note A, the principal amount of Note A was increased to $800,000 and the maturity date of Note A was extended to December 31, 2011. Note A has an interest rate of 10%.   As of December 31, 2009, the balance on this loan is $126,381 ($59,500 in principal and $66,881 in interest).

On August 1, 2007, the Company issued a revolving note (“Note B”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note B had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note B bears an interest rate of 10%.   As a result of eight amendments to Note B, the principal amount of Note B was increased to $850,000 and the maturity date was extended to December 31, 2008. During the twelve months ended December 31, 2011, the Company received $161,550 on this loan. As of December 31, 2009, the balance on this loan is $947,852 ($810,163 in principal and $137,669 in interest).

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

 On or about November 30, 2009, the Company, together with certain affiliated entities, collectively, the “Marine Borrowers”), David Marks (“Marks”) and Frank Crivello (“Crivello”) and other parties, entered into a Settlement Agreement with Greystone Business Credit II, L.L.C. (“GBC II”), GBC Funding, LLC (“GBC Funding”) and Greystone Maritime Holdings, LLC  (“Greystone Maritime” and together with GBC II and GBC Funding, collectively, “Greystone Parties”). The Settlement Agreement, among other things, settles (x) certain litigation, including:

i.
an Admiralty Action by GBC II against Marine Growth Finance and Charter (“MGFC”), Marine Growth Ventures, Fractional Marine and Marine Ventures in the Federal Court of Canada known as Greystone Business Credit II, LLC v. Marine Growth Canada, Ltd., et al, Court No. T-340-09 (the “Admiralty Litigation”); and

ii.
a Bankruptcy Order by GBC II against Marine Growth in the Supreme Court of British Columbia, Canada known as In the Matter of the Bankruptcy of Marine Growth Canada, Ltd., Court No. B09-1130 (the “Canadian Bankruptcy Litigation”),

and (y) a loan transaction between MGFC, as borrower, and GBC II, as lender.

Pursuant to the Settlement Agreement, Greystone Parties agreed to return and/or terminate any and all stock pledges and certificates pertaining to MGFC and to terminate the guaranty executed by MGFC in favor of GBC II.  It also was agreed that, with respect to the vessel known as the Pacific Aurora (the “Aurora”), which is registered in British Columbia, Canada and is currently docked in Vancouver, the Crivello Parties (being Marks, Crivello, the Marine Borrowers and other affiliated parties named in the Settlement Agreement) would forever be barred from asserting any claim to the Aurora or challenging any rights of the Greystone Parties to the Aurora, and would reasonably cooperate with GBC II in any manner required in the Admiralty Litigation or the Canadian Bankruptcy Litigation to effect GBC II’s possessions of and title to the Aurora.  Pursuant to the Settlement Agreement, the Crivello Parties, including the Marine Borrowers, and the Greystone Parties, will exchange general releases of outstanding claims, except that Crivello and Marks personally guaranteed performance by the Crivello Parties of their obligations under the Settlement Agreement.  In connection with the settlement agreement, the Company wrote off the carrying amount of the vessel and it’s furnishings in the amount of  $1,498,670, in exchange for release of notes payable, accrued interest and other ship related expenses in the amount of $2,831,308 and accordingly the company recorded a gain on release of assets of  $1,332,638.

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

Critical Accounting Policies

Going Concern:

Our ability to continue as a going concern is dependent on our ability to obtain additional funds through debt and equity funding as well as from sales of various services.   As we note in our consolidated balance sheets as of December 31, 2009 and December 31, 2008 as well as our related consolidated statements of operations, and cash flows for the year ended December 31, 2009, we have experienced, and expect to continue to experience, recurring net losses, negative cash flows from operations, limited amount of funds on our balance sheet.  Accordingly, we have substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria, the Company concluded that the material weakness that existed in the internal controls as of December 31, 2008 continued to exist at December 31, 2009 as follows:

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
None

Change of Management

None

Entry into a Material Definitive Agreement

 On or about November 30, 2009, Marine Growth Ventures, Inc. (the “Ventures”), together with certain affiliated entities, Marine Growth Finance & Charter, Inc. (“MGFC”), Marine Growth Canada Ltd. (“Marine Growth”) and Fractional Marine, Inc. (“Fractional Marine”, and together with Ventures, MGFC and Marine Growth, collectively, the “Marine Borrowers”), David Marks (“Marks”) and Frank Crivello (“Crivello”) and other parties, entered into a Settlement Agreement with Greystone Business Credit II, L.L.C. (“GBC II”), GBC Funding, LLC (“GBC Funding”) and Greystone Maritime Holdings, LLC  (“Greystone Maritime” and together with GBC II and GBC Funding, collectively, “Greystone Parties”). The Settlement Agreement, among other things, settles (x) certain litigation, including:

i.
an Admiralty Action by GBC II against MGFC, Marine Growth, Fractional Marine and Marine Ventures in the Federal Court of Canada known as Greystone Business Credit II, LLC v. Marine Growth Canada, Ltd., et al, Court No. T-340-09 (the “Admiralty Litigation”); and

ii.
a Bankruptcy Order by GBC II against Marine Growth in the Supreme Court of British Columbia, Canada known as In the Matter of the Bankruptcy of Marine Growth Canada, Ltd., Court No. B09-1130 (the “Canadian Bankruptcy Litigation”),

and (y) a loan transaction between MGFC, as borrower, and GBC II, as lender.

Pursuant to the Settlement Agreement, Greystone Parties agreed to return and/or terminate any and all stock pledges and certificates pertaining to MGFC and to terminate the guaranty executed by MGFC in favor of GBC II.  It also was agreed that, with respect to the vessel known as the Pacific Aurora (the “Aurora”), which is registered in British Columbia, Canada and is currently docked in Vancouver, the Crivello Parties (being Marks, Crivello, the Marine Borrowers and other affiliated parties named in the Settlement Agreement) would forever be barred from asserting any claim to the Aurora or challenging any rights of the Greystone Parties to the Aurora, and would reasonably cooperate with GBC II in any manner required in the Admiralty Litigation or the Canadian Bankruptcy Litigation to effect GBC II’s possessions of and title to the Aurora.  Pursuant to the Settlement Agreement, the Crivello Parties, including the Marine Borrowers, and the Greystone Parties, will exchange general releases of outstanding claims, except that Crivello and Marks personally guaranteed performance by the Crivello Parties of their obligations under the Settlement Agreement.

PART III

Item 10.                                Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages and positions as of December 31, 2009 are as follows:

Name	Age	Position
David Marks	42	Chairman of the Board
Craig Hodgkins	48	President and Director
Capt. Timothy Levensaler	51	Chief Operating Officer and Director
Katherine Ostruszka	39	Chief Financial Officer and Controller
Paul Schwabe	52	Secretary and Director

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

Summary Compensation Table

Name & Principal Position	Year	Accrued Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig Hodgkins President	2009 2008	0 100,000		0 0	0 0	0 0	0 0	0 0	0 0	0 100,000
Timothy Levensaler Chief Operating Officer	2009 2008	0 16,666	*	0 0	0 0	0 0	0 0	0 0	0 0	0 16,666	*
Katherine Ostruszka Chief Financial Officer	2009 2008	0 0		0 0	0 0	0 0	0 0	0 0	0 0	0 0
* In June 2008, Levensaler exchanged $241,667 worth of accrued payroll in exchange for 100,000 shares of common stock. The Company reported $241,577 in additional paid in capital and $100 in common stock on the financials. The stock was valued based on the five day average trading value of the stock on the date of the exchange.

Employment Agreements with Executive Officers

None

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Not applicable at this time

As of December 31, 2009, the Company has no outstanding options, restricted stocks or similar awards.

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
David M. Marks	0	0	0	0	0	0	0
Craig Hodgkins	0	0	0	0	0	0	0
Timothy Levensaler	0	0	0	0	0	0	0
Paul Schwabe	0	0	0	0	0	0	0

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

The following table sets forth certain information, as of December  31, 2009 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

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

Item 13.                                Certain Relationships and Related Transactions

Revolving Note

On January 5, 2006 the Company entered into a Revolving Note (“Note A”) with an aggregate principal amount of $50,000 to Frank Crivello. Funds are advanced to us as needed to pay for ongoing operations. Note A had a maturity date of June 30, 2006. As a result of thirteen amendments to Note A, the principal amount of Note A was increased to $800,000 and the maturity date of Note A was extended to December 31, 2011. Note A has an interest rate of 10% and as of December 31, 2009, the principal balance was $59,500.

Revolving Note

On August 1, 2007, the Company issued a revolving note (“Note B”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note B had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note B bears an interest rate of 10%.   As a result of eight amendments to Note Be, the principal amount of Note B was increase to $850,000 and the maturity date was extended to December 31, 2011.    The principal balance on Note B was $810,163 as of December 31, 2009.

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

None

Item 14.                                Principal Accountant Fees and Services

The aggregate fees billed or accrued by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009 and 2008 were $30,000 and $50,000, respectively..

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

10.27
Seventh Amendment to the Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated April 24, 2009 (incorporated by reference to Exhibit 10.35 of Form 10-Q filed on November 12, 2009)

10.28
Twelfth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello, dated April 24, 2009 (incorporated by reference to Exhibit 10.36 of Form 10-Q filed on November 12, 2009)

10.29	Eight Amended to the to the Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated xxx (incorporated herein)

10.30	Thirteen Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello, dated xxx (incorporated herein)

10.31	Amendment to Bylaws of Marine Growth Ventures, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-k field on June 1, 2009)

10.32	Settlement agreement with Greystone (incorporated by reference to Exhibit 10.1 of Form 8-k filed on December 8, 2009)

10.33	Employment agreement dated July 1, 2004 between the Company and Craig Hodgkins, incorporated by reference to Exhibit 10.1, to the Company’s SB-2, filed with the SEC on September 2, 2005.

10.34	Employment agreement dated July 1, 2004 between the Company and Capt. Timothy Levensaler, incorporated by reference to Exhibit 10.2, to the Company’s SB-2, filed with the SEC on September 2, 2005

21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1, to the Company’s SB-2, filed with the SEC on September 2, 2005.

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2	Certification of the CFO Pursuant to 13a-14(a) under the Exchange Act

32.1	Certification of the CEO pursuant to 18 U.S.C Section 1350

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MARINE GROWTH VENTURES, INC.

Dated: March 30, 2010	By:	/s/ Craig Hodgkins
Craig Hodgkins
President and Director
(Principal Executive Officer)

Dated: March 30, 2010	By:	/s/ Katherine Ostruszka
Katherine Ostruszka
Chief Financial Officer and Controller
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

SIGNATURE	TITLE	DATE

/s/ David Marks David Marks	Chairman of the Board	March 30, 2010

/s/ Craig Hodgkins Craig Hodgkins	President and Director	March 30, 2010

/s/ Katherine Ostruszka Katherine Ostruszka	Chief Financial Officer and Controller (Principal Accounting Officer and Principal Financial Officer)	March 30, 2010

/s/ Capt Timothy Levensaler Capt. Timothy Levensaler	Chief Operating Officer and Director	March 30, 2010

/s/ Paul Schwabe Paul Schwabe	Secretary and Director	March 30, 2010

Marine Growth Ventures, Inc.
And Subsidiaries
Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

Marine Growth Ventures, Inc. and Subsidiaries

Table of Contents	Page
Report of Independent Registered Public Accounting Firm-Demetrius & Company, L.L.C.	F-1

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-2

Consolidated Statements of Operations for the Years ended
December 31, 2009 and 2008	F-3

Consolidated Statements of Stockholders’ Deficiency for the Years ended December 31, 2009 and 2008	F-4

Consolidated Statements of Cash Flow for the Years ended
December 31, 2009 and 2008	F-5

Notes to Consolidated Financial Statements as of December 31, 2009	F7-F15

Report of Independent Registered Public Accounting Firm

To The Board of Directors and
Shareholders of Marine Growth Ventures, Inc.

We have audited the accompanying consolidated balance sheets of Marine Growth Ventures, Inc. and its subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Growth Ventures, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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
March 30, 2010

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2009

ASSETS
	December 31, 2009	December 31, 2008
CURRENT ASSETS
Cash	$1,570	$7,897
Prepaid Expenses	482	734
Vessels Held for Sale	-	2,923,670
Total Current Assets	2,051	2,932,301

FIXED ASSETS, NET	453	818

PRE PAID FINANCING COSTS	-	2,258

OTHER ASSETS
Retainers	20,000	17,500
Other Deposits	1,656	1,656
Total Other Assets	21,656	19,156
TOTAL ASSETS	$24,160	$2,954,533

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
Accrued Payroll	$426,341	$434,235
Accounts Payable	384,939	539,986
Accrued Interest Payable	204,100	209,943
Accrued Expenses	325,527	259,450
Note Payable – Greystone	-	5,149,503
Note Payable – Other	810,163	648,613
Note Payable – Stockholder	59,500	59,500
Total Current Liabilities	2,210,570	7,301,230

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 5,000,000
shares authorized, none issued or outstanding
Common Stock, $0.001 par value, 100,000,000
shares authorized, 21,839,500 issued and outstanding	21,840	21,840
Additional Paid-In Capital	837,765	816,015
Accumulated Deficit	(3,000,765)	(5,149,829)
Accumulated Other Comprehensive (Loss)	(45,041)	(34,723)
Total Stockholders' Deficiency	(2,186,410)	(4,346,697)
TOTAL LIABILITIES & STOCKHOLDERS'
DEFICIENCY	$24,160	$2,954,533

See Accompanying Notes to Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consoldiated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	2009	2008
REVENUE
Ship Management Fees and Consulting Income	$-	$12,000
Total Revenue	-	12,000

Cost of Sales	-	140,125

NET REVENUE	-	(128,125)

EXPENSES
Payroll and Related Expenses	40,583	180,807
Professional Fees	171,690	245,961
General and Administrative Expenses	34,122	118,927
Selling Expenses	-	64,257
Impairment of Vessel	-	864,926
Operating Expenses	65,861	272,448
Total Expenses	312,256	1,747,326

LOSS FROM OPERATIONS	(312,256)	(1,875,451)

OTHER INCOME(EXPENSE)
Extinguishment Gain	2,683,809	-
Interest (Expense)	(208,951)	(368,040)
Loan Service Fee (Expense)	-	(48,155)
Financing Fees (Expense)	-	(20,781)
Sales Tax (Expense)	(1,773)	(869)
Other (Expense)	(11,972)	(24,671)
Total Other (Expense)	2,461,113	(462,516)

NET INCOME / (LOSS)	$2,148,856	$(2,317,186)

Basic and diluted Income/( loss) per common share	$0.10	$(0.11)

Weighted average number of common
shares outstanding - basic and diluted	21,789,637	21,789,637

See Accompanying Notes To Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficiency
For the Years Ended December  31, 2009 and 2008

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
Balance December 31, 2007	21,739,500	21,740	555,699	(2,811,862)	(33,053)	(2,267,476)
Donated rent & services	-	-	18,750	-	-	18,750
Forgiven Payroll for Stock	100,000	100	241,567	-	-	241,667
Foreign Currency Translation	-	-	-	-	(1,670)	(1,670)
Net Loss	-	-	-	(2,337,967)	-	(2,337,967)
Balance December 31, 2008	21,839,500	21,840	816,016	(5,149,830)	(34,723)	(4,346,697)
Donated rent & services	-	-	21,750	-	-	21,750
Foreign Currency Translation	-	-	-	-	(10,318)	(10,318)
Net Income / (Loss)	-	-	-	2,148,856	-	2,148,856
Balance December 31, 2008	21,839,500	$21,840	$837,765	$(3,000,974)	$(45,041)	$(2,186,410)

See Accompanying Notes To Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Statements of Cash Flow
For the Years Ended December 31, 2009 and 2008
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / ( Loss)	$2,148,856	$(2,337,967)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation & Amortization	365	18,883
Donated Rent & Services	21,750	18,750
Impairment of Vessel	-	864,926
Gain on Release of Asset	(2,683,809)	-
Changes in Operation Assets & Liabilities:
Accounts Receivable	-	6,000
Sales Tax Receivable	-	501
Retainers	(1,996)	(12,500)
Prepaid Insurance	(252)	(15)
Accrued Payroll	(7,894)	94,488
Accounts Payable & Accrued Expenses	279,687	332,875
Accrued Interest Payable	85,734	207,299
Deferred Expenses	-	-
Other Current Assets	525	525
Net Cash Used by Operating Activities	(157,559)	(806,235)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank Overdraft	-	(17,343)
Payment on Note Payable – Greystone	-	(141,499)
Proceeds From Note Payable-Stockholder	-	447,078
Proceeds From Note Payable – Related Party	161,550	523,113
Net Cash Provided by Financing Activities	161,550	811,349

Currency Conversion Gain/Loss	(10,318)	2,783

NET INCREASE (DECREASE) IN CASH:	(6,327)	7,897

BEGINNING CASH	7,897	-

ENDING CASH	$1,570	$7,897

SUPPLEMENTAL DISCLOSURES OF CASH ITEMS
Interest Paid	$-	$130,473
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITES
Greystone (Pacific Aurora Note)	$-	$1,347,021
Payment on Note Payable Stockholder	-	(1,156,628)
Payment on Accrued Interest	-	(40,393)
Payment on Note Payable – Related Party	-	(150,000)
Greystone (Babe)	-	2,350,002
Purchase of Fixed Assets (Babe)	-	(2,289,926)
Payables	-	(60,076)
APIC	-	(241,567)
Common Stock	-	(100)
Accrued Payroll	-	241,667

See Accompanying Notes To Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2009 and 2008

Note 1 – Organization and Operations and Going Concern

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

B.  Going Concern

Since its inception, the Company has been dependent upon the proceeds of loans from its stockholders and the receipt of capital investments to fund its continuing activities.  The Company has incurred operating losses since its inception.  The Company expects to incur significant increasing operating losses over the next several years until we can maintain a consistent revenue stream.   There is no assurance that the Company’s developmental and marketing efforts will be successful.   The Company will continue to require the infusion of capital or loans until operations become profitable.  There can be no assurance that the Company will ever achieve any revenues or profitable operations from the sale of its proposed products.  The Company is seeking additional capital at this time.  During the year end December 31, 2009, the Company had a net income of $2,148,856 and a negative cash flow from operations of $157,559 and also as of December 31, 2009, the Company had a working capital deficiency of $2,208,519 and a stockholders’ deficiency of $2,186,410.  As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The assets of MGC total $1,133 and the liabilities total $68,475 at December 31, 2009, the company has not recorded any additional income or expenses due to the bankruptcy.   At this time the trustee has notified us that there are minimal transactions that have been dispersed.

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

The carrying amounts of the Company’s financial instruments, including cash, accrued payroll, accounts payable, accrued expenses, and note payable - stockholder at December 31, 2009, approximate their fair value because of their relatively short-term nature.

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

Deposits as of December 31, 2009 included office rental security deposit and utility deposit.  Deposits are reduced as charges are incurred or the funds are returned.

(I)	Accrued Expenses

Accrued expenses as of December 31, 2009 were comprised of accrued legal fees.

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

FASB ASC 280-10-50, “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  Currently, ASC 280-10-50 has no effect on the Company’s financial statements as substantially all of the Company’s operations are conducted in one industry segment during the years ended December 31, 2009 and 2008.

(L)	Recent Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards modification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“FAS 168”). Effective for financial statements issued for interim and annual periods ending after September 15, 2009 the FASB ASC (the “Codification”) is now the authoritative source of U.S. GAAP. The Codification changes the structure of authoritative guidance to a Topic based model versus the previous model of Original Pronouncements, modified by Emerging Issues Task Force Abstracts, FASB Staff Positions, etc. Among other things, the Codification is expected to: reduce the amount of time and effort required to solve an accounting research issue; mitigate the risk of noncompliance through improved usability of the literature; provide accurate information with real-time updates as Accounting Standards Updates are released; and assist the FASB with research and convergence efforts. The adoption of the Codification did not impact the Company’s financial condition or operating results.

 In May 2009, the FASB issued Statement 165, Subsequent Events (FASB Accounting Standards Codification™ (ASC) 855, Subsequent Events), to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. Prior to the issuance of the Statement, these requirements were included in the auditing standards in AICPA AU section 560, Subsequent Events. ASC 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. It is effective prospectively for interim or annual reporting periods ending after June 15, 2009. The adoption of this standard did not have an impact on our results of operations or financial position.

Note 3- Related Party Transactions

On January 5, 2006 the Company entered into a Revolving Note (“Note A”) with an aggregate principal amount of $50,000 to Frank Crivello. Funds are advanced to us as needed to pay for ongoing operations. Note A had a maturity date of June 30, 2006. As a result of thirteen amendments to Note A, the principal amount of Note A was increased to $800,000 and the maturity date of Note A was extended to December 31, 2011. Note A has an interest rate of 10%.   As of December 31, 2009, the balance on this loan is $126,381 ($59,500 in principal and $66,881 in interest).

On August 1, 2007, the Company issued a revolving note (“Note B”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note B had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note B bears an interest rate of 10%.   As a result of eight amendments to Note B, the principal amount of Note B was increased to $850,000 and the maturity date was extended to December 31, 2011. During the twelve months ended December 31, 2009, the Company received $161,550 on this loan.  As of December 31, 2009, the balance on this loan is $947,852 ($810,163 in principal and $137,669 in interest).

In June 2008, an officer of the Company exchanged $241,667 worth of accrued payroll in exchange for 100,000 shares of common stock.    The Company reported $241,577 in additional paid in capital and $100 in common stock on the financials.  The stock was valued based on the five day average trading value of the stock on the date of the exchange.

The Company utilizes space in Milwaukee, Wisconsin owned by an entity controlled by the Chairman of the Board of Directors.    The fair market value of this rent was $250 per month in and was recorded as $3000 rent expense and a corresponding related party liability for the twelve months ended December 31, 2009.   On December 31, 2009, this debt was forgiven and converted into additional paid in capital.  On March 1, 2010, the Company entered into a month-to-month lease agreement with an entity controlled by the Chairman of the Board of Directors for $1,000 per month.

The Company utilizes employees of an entity controlled by the Chairman of the Board of Directors.    In exchange for the use of these employees, an employee of the Company completes work for an entity controlled by the Chairman of the Board of Directors.    The value of the work done by the employees of the entity controlled by the Chairman of the Board of Directors exceeded the value of the work of the Company’s employee by $21,750 during the twelve months ending December 31, 2009 and was recorded as payroll and a corresponding related party liability was recorded.   On December 31, 2009, this debt was forgiven and converted into additional paid in capital.

Note 4 – Fixed Assets

Fixed assets as of December 31, 2009 and 2008 consisted of:

	December 31, 2009	December 31, 2008
Office Furniture	$1,286	$1,286
Computer Equipment	1,827	1,827
Vessel	-	-
Vessel Furnishings	-	-
Less: Accumulated Depreciation	(2,660)	(2,294)
Fixed Assets, net	$453	$819

Depreciation expense for the twelve months ended December 31, 2009 and 2008 amounted to $366 and $360, respectively.

Note 5 – Greystone Business Credit II, LLC

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

 On or about November 30, 2009, the Company, together with certain affiliated entities, collectively, the “Marine Borrowers”), David Marks (“Marks”) and Frank Crivello (“Crivello”) and other parties, entered into a Settlement Agreement with Greystone Business Credit II, L.L.C. (“GBC II”), GBC Funding, LLC (“GBC Funding”) and Greystone Maritime Holdings, LLC  (“Greystone Maritime” and together with GBC II and GBC Funding, collectively, “Greystone Parties”). The Settlement Agreement, among other things, settles (x) certain litigation, including:

i.
an Admiralty Action by GBC II against Marine Growth Finance and Charter (“MGFC”), Marine Growth Ventures, Fractional Marine and Marine Ventures in the Federal Court of Canada known as Greystone Business Credit II, LLC v. Marine Growth Canada, Ltd., et al, Court No. T-340-09 (the “Admiralty Litigation”); and

ii.
a Bankruptcy Order by GBC II against Marine Growth in the Supreme Court of British Columbia, Canada known as In the Matter of the Bankruptcy of Marine Growth Canada, Ltd., Court No. B09-1130 (the “Canadian Bankruptcy Litigation”),

and (y) a loan transaction between MGFC, as borrower, and GBC II, as lender.

Pursuant to the Settlement Agreement, Greystone Parties agreed to return and/or terminate any and all stock pledges and certificates pertaining to MGFC and to terminate the guaranty executed by MGFC in favor of GBC II.  It also was agreed that, with respect to the vessel known as the Pacific Aurora (the “Aurora”), which is registered in British Columbia, Canada and is currently docked in Vancouver, the Crivello Parties (being Marks, Crivello, the Marine Borrowers and other affiliated parties named in the Settlement Agreement) would forever be barred from asserting any claim to the Aurora or challenging any rights of the Greystone Parties to the Aurora, and would reasonably cooperate with GBC II in any manner required in the Admiralty Litigation or the Canadian Bankruptcy Litigation to effect GBC II’s possessions of and title to the Aurora.  Pursuant to the Settlement Agreement, the Crivello Parties, including the Marine Borrowers, and the Greystone Parties, will exchange general releases of outstanding claims, except that Crivello and Marks personally guaranteed performance by the Crivello Parties of their obligations under the Settlement Agreement.  In connection with the settlement agreement, the Company wrote off the carrying amount of the vessel and it’s furnishings in the amount of $1,498,670, in exchange for release of notes payable, accrued interest and other ship related expenses in the amount of $2,831,308 and accordingly the company recorded a gain on release of assets of  $1,332,638.

Note 6 – Income Tax

Differences between the tax provision computed using the statutory federal income tax rate and the effective income tax rate on operations is as follows:

	2009	2008

U.S. Federal Statutory Rate	$(298,062)	$(519,032)
Foreign Statutory Rate	(438,865)	(236,209)

Total	(731,927)	(755,242)

Tax Benefit not provided due to valuation allowance	731,927	755,242
	$0	$0

The valuation decreased by $23,315 in 2009 and increased $298,111 in 2008.

As of December 31, 2009, the Company has a net operating loss carryforward for U.S Federal Income tax purposes in the aggregate of $3,061,130, which expire at various dates through 2030.

Components of the Company’s U.S. deferred tax assets are as follows:

	2009	2008
U.S deferred tax assets:
U.S. tax benefits related to net operating loss carry forwards	$928,366	$1,600,293

Valuation allowance for U.S. deferred tax assets	(928,366)	(,1600,293)
Net U.S. deferred tax assets	$0	$0

Note 7 – Operating Leases

The Company utilizes space in Milwaukee, Wisconsin owned by an entity controlled by the Chairman of the Board of Directors.    This space has been utilized since inception. The fair market value of this rent was $250 per month in 2009 (See Note 3).

On March 1, 2010, the Company entered into a month-to-month lease with an entity controlled by the Chairman of the Board of Directors.   The monthly lease payment is $1,000.

Minimum future required lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2010 are as follows:

Year Ending December 31,	Amount
2010	$0

Rent expense charged to operations was $22,419 and $30,167 in 2009 and 2008, respectively.

Note 8 – Babe

On August 28, 2007, Fractional Marine, Inc., a wholly owned subsidiary of Marine Growth Ventures, Inc., entered into a Bareboat Sub-Charter with an individual pursuant to which that individual will charter hire the M/V Babe for $6,000 per month until February 1, 2008 upon which time the individual has a purchase option.   As part of this agreement, the individual was to place a $180,000 security deposit for the boat.  The deposit would be non-refundable if the individual did not purchase the boat.   The individual did not purchase the boat and defaulted on the bareboat sub-charter.  On April 21, 2008, the M/V Babe was repossessed by the Company and the obligors were not released from their secured and unsecured obligations.  The Company had taken a full reserve against the $180,000 based upon the possible collectability of the money owed to the Company and the costs that will be incurred to collect these funds.  The Company is currently seeking recovery again these obligations, anticipates taking action in the first quarter of 2010.  The net recovery will be reflected as income to the Company.

Note 9 – Subsequent Events

For the year ended December 31, 2009, the Company has evaluated subsequent events for potential recognition and disclosure as of the date of financial statement issuance.

Revolving Note “A” issued on January 5, 2006

On March 29, 2010, the company renegotiated the maturity date from February 20, 2009 to December 31, 2011.

,           Revolving Note “B” issued on August 1, 2007

On March 29, 2010 the Company increased the availability on the revolving note to $850,000 and renegotiated the maturity date from December 30, 2008 to December 31, 2011.

A month-to-month lease was signed between Marine Growth Ventures, Inc. and a company controlled by the Chairman of the Board of Directors.  The monthly lease payment commencing March 1, 2010 is $1,000 per month.

During the fourth quarter of 2008, a case was filed by Euro Oceans, Co.  against Marine Growth Ventures, Inc., Marine Growth Canada, LTD, Sophlex Ship Management, Inc and Ship Timeshare Management, Inc. for breach of contract.  This case is currently pending and the parties are in settlement discussions as of the date of the financial statement issuance.