Form 10-Q
period 2010-03-31
MARINE GROWTH VENTURES INC
filed 2010-05-07
CIK 1334794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by a check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X ]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   No [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [X ]   No   [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2010 – 21,839,500 shares of common stockIndicate by a check mark whether the registrant is (check one):

Large accelerated filer 	Accelerated filer 

Non-accelerated filer 	Smaller reporting company ☒

MARINE GROWTH VENTURES, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Balance Sheets

ASSETS
	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
CURRENT ASSETS
Cash	$1,630	$1,570
Prepaid Expenses	161	482
Total Current Assets	1,790	2,051

FIXED ASSETS, NET	362	453

OTHER ASSETS
Retainers	-	20,000
Other Deposits	1,656	1,656
Total Other Assets	1,656	21,656
TOTAL ASSETS	$3,808	$24,160

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
Accrued Payroll	$426,479	$426,341
Accounts Payable	392,711	384,939
Accrued Interest Payable	226,034	204,100
Accrued Expenses	363,527	325,527
Note Payable – Stockholder	59,500	59,500
Note Payable – Other	815,663	810,163
Total Current Liabilities	2,283,914	2,210,570

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 5,000,000
shares authorized, none issued or outstanding
Common Stock, $0.001 par value, 100,000,000
shares authorized, 21,839,500 issued and outstanding	21,840	21,840
Additional Paid-In Capital	844,452	837,765
Accumulated Deficit	(3,099,058)	(3,000,974)
Accumulated Other Comprehensive (Loss)	(47,341)	(45,041)
Total Stockholders' Deficiency	(2,280,107)	(2,186,410)
TOTAL LIABILITIES & STOCKHOLDERS'
DEFICIENCY	$3,808	$24,160

See Accompanying Notes to Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consoldiated Statement of Operations
(Unaudited)
	Three Months Ended
	March 31,
	2010	2009
REVENUE
Ship Management Fees and Consulting Income	$-	$-
Cost of Sales	-	-
	-	-
GROSS PROFIT (LOSS)

EXPENSES
Payroll and Related Expenses	4,688	14,272
Professional Fees	67,138	36,557
General and Administrative Expenses	3,552	9,874
Operating Expenses	-	45,867
Total Expenses	75,377	106,570

LOSS FROM OPERATIONS	(75,377)	(106,570)

OTHER (EXPENSE)
Interest	(21,935)	(126,752)
Other	(773)	(5,691)
Total Other (Expense)	(22,707)	(132,443)

NET (LOSS) FROM OPERATIONS	$(98,084)	$(239,013)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average number of common
shares outstanding - basic and diluted	21,839,500	21,839,500

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(98,084)	$(239,013)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation & Amortization	91	91
Donated Rent & Services	6,687	5,437
Changes in Operation Assets & Liabilities:
Prepaid Expense	321	-
Retainer	20,000	(2,552)
Prepaid Insurance	-	(339)
Accrued Payroll	138	(1,786)
Accounts Payable & Accrued Expenses	45,773	43,240
Accrued Interest Payable	21,935	126,753
Net Cash Used by Operating Activities	(144,987)	(61,169)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Note Payable – Related Party	5,500	66,750
Net Cash Provided by Financing Activities	5,500	66,750

Currency Conversion Gain/Loss	(2,300)	(2,616)

NET INCREASE (DECREASE) IN CASH:	60	(4,035)

BEGINNING CASH	1,570	7,897

ENDING CASH	$1,630	$3,862

SUPPLEMENTAL DISCLOSURES OF CASH ITEMS
Interest Paid	$-	$-
Income Taxes Paid	-	-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITES
	-	-

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of March 31, 2010 (Unadudited)

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

The Company is currently pursuing other business opportunities inside and outside the shipping industry.

B.  Going Concern

Since its inception, the Company has been dependent upon the proceeds of loans from its stockholders and the receipt of capital investments to fund its continuing activities.  The Company has incurred operating losses since its inception.  The Company expects to incur significant increasing operating losses over the next several years until we can maintain a consistent revenue stream.   There is no assurance that the Company’s developmental and marketing efforts will be successful.   The Company will continue to require the infusion of capital or loans until operations become profitable.  There can be no assurance that the Company will ever achieve any revenues or profitable operations from the sale of its proposed products.  The Company is seeking additional capital at this time.  During the three months ended March 31, 2010, the Company had a net loss of $98,084 and a negative cash flow from operations of $144,987 and as March 31, 2010, the Company had a working capital deficiency of $2,282,124 and a stockholders’ deficiency of $2,278,107.  As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C.  Bankruptcy of Marine Growth Canada, Ltd., a wholly owned subsidiary of Marine Growth Ventures, Inc.

On July 2, 2009, the Supreme Court of the British Columbia in Bankruptcy declared Marine Growth Canada, Ltd (“MGC”) bankrupt under the laws of British Columbia.   The court appointed a Trustee to manage the affairs and property of Marine Growth Canada, Ltd.

The assets of MGC total $1,172 and the liabilities total $70,814 at March 31, 2010.   At this time the trustee has notified us that there are minimal transactions that have been dispersed.

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

(D)	Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited.   In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations.   The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2009 appearing in Form 10K filed on March 30, 2010.

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

Note 3- Related Party Transactions

On January 5, 2006 the Company entered into a Revolving Note (“Note A”) with an aggregate principal amount of $50,000 to Frank Crivello. Funds are advanced to us as needed to pay for ongoing operations. Note A had a maturity date of June 30, 2006. As a result of thirteen amendments to Note A, the principal amount of Note A was increased to $800,000 and the maturity date of Note A was extended to December 31, 2011. Note A has an interest rate of 10%.   As of March 31, 2010, the balance on this loan is $127,848 ($59,500 in principal and $68,348 in interest).

On August 1, 2007, the Company issued a revolving note (“Note B”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note B had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note B bears an interest rate of 10%.   As a result of eight amendments to Note B, the principal amount of Note B was increased to $850,000 and the maturity date was extended to December 31, 2011. During the three months ended March 31, 2010, the Company received $5,500 on this loan.  As of March 31, 2010, the balance on this loan is $973,349 ($815,663 in principal and $157,686 in interest).

The Company utilizes space in Milwaukee, Wisconsin owned by an entity controlled by the Chairman of the Board of Directors.    The fair market value of this rent was $1000 per month in and was recorded as $2000 rent expense and a corresponding related party liability for the three months ended March 31, 2010.   On March 31, 2010, this debt was forgiven and converted into additional paid in capital.  On March 1, 2010, the Company entered into a month-to-month lease agreement with an entity controlled by the Chairman of the Board of Directors for $1,000 per month.

The Company utilizes employees of an entity controlled by the Chairman of the Board of Directors.    The value of the work done by the employees of the entity controlled by the Chairman of the Board of Directors equated to $4,688 during the three months ending March 31, 2010.  These services and a corresponding related party liability was recorded.   On March 31, 2010, this debt was forgiven and converted into additional paid in capital.

Note 4 – Subsequent Events

For the three months ended March 31, 2010, the Company has evaluated subsequent events for potential recognition and disclosure as of the filing date of the Form 10Q.

The company is currently in discussions with Sichenzia, Ross, Friedman and Ference, LLP regarding their outstanding balance.  The current proposal is to take the outstanding balance due and convert it to a promissory note.  The Company would pay interest upon the agreed amount at the rate of 5% per anum, payable upon the maturity date of April 1, 2013.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward-Looking Statements

This Quarterly Report of Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements.   All statements other than statements of historical fact made in report are forward looking.  In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements.  These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words.  No assurances can be given that the future results anticipated by the forward-looking statements will be achieved.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Our actual results may differ significantly from management’s expectations. The potential risks and uncertainties that could cause our actual results to differ materially from those expressed or implied herein are set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Results of Operations

Since our inception, we have been dependent upon the proceeds of loans from our stockholders and the receipt of capital investment to fund our continuing activities.  We have incurred operating losses since our inception.  We expect to incur significant increasing operating losses over the next several years until we can maintain a consistent revenue stream. We will continue to require the infusion of capital until operations become profitable.  Presently, we have no commitments to provide such capital.   We had a loss from operations of $98,084 and a negative cash flow from operations of $144,987 for the three months ended March 31, 2010.

Three Months Ended March 31, 2010 and 2009:

Payroll and Related Expenses:   Payroll and related expenses were $4,688 for the three months ended March 31, 2010 compared to $14,272 for the three months ended March 31, 2009.  The decrease of $9,584 was due to the waiving of the president’s payroll until the Company has sustainable revenues.

Professional Fees:   Professional fees were $67,138 for the three months ended March 31, 2010 compared to $36,557 for the three months ended March 31, 2009.  The net increase of $30,581 is primarily due to a settlement agreement with Euro Oceans in the amount of $40,000 which is currently in negotiations offset by a decrease in legal fees incurred.

General and Administrative Expenses:  General and administrative expenses were $3,552 and $9,874 for the three months ended March 31, 2010 and 2009, respectively.  General and administrative expenses decreased by $6,322 in the three months ended March 31, 2010 as compared to the three months ended March 31, 2010. This decrease is mainly due to the decrease in operations.

Operating Expenses:  Operating expenses were $0 for the three months ended March 31, 2010 compared to $45,867 for the three months ended March 31, 2009.   Operating expenses decreased due to decrease in operations.

Other Expenses:  Other Expenses was $22,707 for the three months ended March 31, 2010 compared to $132,443 for the three months ended March 31, 2009.   The decrease of $109,736 was primarily due to a decrease in interest expense of $104,817.

Net Loss:  Net loss was $98,084 and $239,013 for the three months ended March 31, 2010 and 2009, respectively. The decrease in the net loss of $140,929 is primarily attributed to the settlement with Greystone and decrease in operations.

Liquidity and Capital Resources

On July 2, 2009, the Supreme Court of the British Columbia in Bankrupcty declared Marine Growth Canada, Ltd bankrupt under the laws of British Columbia.   The court appointed a Trustee to manage the affairs and property of Marine Growth Canada, Ltd.  The assets of MGC total $1,172 and the liabilities total $70,814 at March 31, 2010, the company has not recorded any additional income or expenses due to the bankruptcy.   At this time the trustee has notified us that there are minimal transactions that have been dispersed.

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

For the three months ended March 31, 2010, we had a negative cash flow from operations of $144,987 compared to a negative cash flow of $61,169 as of March 31, 2009, an increase in the negative cash flow of $83,818.  Since inception, we have been dependent upon proceeds of loans from our stockholders and receipt of capital investment to fund our continuing activities.

The balance at March 31, 2010 on Revolving Note “A” issued on January 5, 2006 was $127,848 ($59,500 in principal and $68,348 in accrued interest).

The Company borrowed an additional $5,500 on the Revolving Note “B” issued on August 1, 2007, during the three months ended March 31, 2010.   At March 31, 2010 the balance on this note was $973,349 ($815,663 in principal and $157,686 in accrued interest).

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

Our ability to continue as a going concern is dependent on our ability to obtain additional funds through debt and equity funding as well as from sales of various services.   As we note in our consolidated balance sheets as of March 31, 2010 and December 31, 2009 as well as our related consolidated statements of operations, and cash flows for the period ended March 31, 2010, we have experienced, and expect to continue to experience, recurring net losses, negative cash flows from operations, limited amount of funds on our balance sheet.  Accordingly, we have substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Going Concern:

Our ability to continue as a going concern is dependent on our ability to obtain additional funds through debt and equity funding as well as from sales of various services.   As we note in our consolidated balance sheets as of March 31, 2010 and December 31, 2009 as well as our related consolidated statements of operations, and cash flows for the three months ended March 31, 2010, we have experienced, and expect to continue to experience, recurring net losses, negative cash flows from operations, limited amount of funds on our balance sheet.  Accordingly, we have substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - None

ITEM 4-T – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms.   This information is also accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported herein.  Based on that evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2010 because of the material weaknesses disclosed below.

As part of our quarterly evaluation of the effectiveness, design and operation of our disclosure controls and procedures described above, we have concluded that the following material weaknesses in internal control over financial reporting that existed at December 31, 2009 continued to exist at March 31, 2010:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  [Removed and Reserved]

Item 5.  Other Information

On January 5, 2006 the Company entered into a Revolving Note (“Note A”) with an aggregate principal amount of $50,000 to Frank Crivello. Funds are advanced to us as needed to pay for ongoing operations. Note A had a maturity date of June 30, 2006. As a result of thirteen amendments to Note A, the principal amount of Note A was increased to $800,000 and the maturity date of Note A was extended to December 31, 2011. Note A has an interest rate of 10%.   As of March  31, 2010, the balance on this loan is $127,848 ($59,500 in principal and $68,348 in interest).

On August 1, 2007, the Company issued a revolving note (“Note B”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note B had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note B bears an interest rate of 10%.   As a result of eight amendments to Note B, the principal amount of Note B was increased to $850,000 and the maturity date was extended to December 31, 2011. During the three months ended March 31, 2010, the Company received $5,500 on this loan. As of March 31, 2010, the balance on this loan is $973,349 ($815,663 in principal and $157,686 in interest).

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

10.36
Seventh Amendment to the Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated April 24, 2009 (incorporated by reference to Exhibit 10.36 of Form 10Q filed on November 12 , 2009)

10.37
Twelfth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello, dated April 24, 2009 (incorporated by reference to exhibit 10.37 of Form 10Q filed on November 12, 2009)

10.38
Eighth Amendment to the to the Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated March 29, 2010 (incorporated by reference to Exhibit 10.29 to Form 10k filed March 30, 2010.)

10.39
Thirteenth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello, dated March 29, 2010 (incorporated by reference to Exhibit 10.30 to Form 10k filed on March 30, 2010.)

10.40	Settlement agreement with Greystone (incorporated by reference to Exhibit 10.1 of Form 8-k filed on December 8, 2009)

10.41	Amendment to Bylaws of Marine Growth Ventures, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-k field on June 1, 2009)

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2	Certification of the CFO Pursuant to 13a-14(a) under the Exchange Act

32.1	Certification of the CEO pursuant to 18 U.S.C Section 1350

32.2	Certification of the CFO pursuant to 18. U.S.C Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE GROWTH VENTURES, INC.

Dated: May 7, 2010	By:	/s/ Craig Hodgkins
Craig Hodgkins President and Director (Principal Executive Officer)

Dated: May 7, 2010	By:	/s/ Katherine Ostruszka
Katherine Ostruszka Chief Financial Officer and Controller (Principal Financial Officer)