Form 10-Q
period 2010-06-30
MARINE GROWTH VENTURES INC
filed 2010-08-04
CIK 1334794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by a check mark whether the registrant is (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2010 – 21,839,500 shares of common stock.

MARINE GROWTH VENTURES, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2010
TABLE OF CONTENTS

PART 1	FINANCIAL STATEMENTS	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited)
	and December 31, 2009 (Audited)	4

	Condensed Consolidated Statements of Operations for the Three and Six
	Months Ended June 30, 2010 and 2009 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Three and Six Months Ended
	June 30, 2010 and 2009 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements as of June 30, 2010
	(Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II	OTHER INFORMATION	13

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Removed and Reserved	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

SIGNATURES		16

CERTIFICATIONS

	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

	Certification of CFO Pursuant to 13a-14(a) under the Exchange Act

	Certification of the CEO Pursuant to 18 U.S.C. Section 1350

	Certification of the CFO Pursuant to 18 U.S.C. Section 1350

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Balance Sheets

ASSETS
	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
CURRENT ASSETS
Cash	$1,516	$1,570
Prepaid Expenses	-	482
Total Current Assets	1,516	2,051

FIXED ASSETS, NET	270	453

OTHER ASSETS
Retainers	-	20,000
Other Deposits	1,656	1,656
Total Other Assets	1,656	21,656
TOTAL ASSETS	$3,442	$24,160

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
Accrued Payroll	$426,341	$426,341
Accounts Payable	262,415	384,939
Accrued Interest Payable	251,750	204,100
Accrued Expenses	80,000	325,527
Note Payable – Stockholder	59,500	59,500
Note Payable - Others	842,913	810,163
Total Current Liabilities	1,922,919	2,210,570

LONG TERM LIABILITIES
Note Payable – Others	369,881	-
Total Long Term Liabilities	369,881	-
TOTAL LIABILTIES	2,292,800	2,210,570

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 5,000,000
shares authorized, none issued or outstanding
Common Stock, $0.001 par value, 100,000,000
shares authorized, 21,839,500 issued and outstanding	21,840	21,840
Additional Paid-In Capital	849,140	837,765
Accumulated Deficit	(3,115,318)	(3,000,974)
Accumulated Other Comprehensive (Loss)	(45,020)	(45,041)
Total Stockholders' Deficiency	(2,289,358)	(2,186,410)
TOTAL LIABILITIES & STOCKHOLDERS'
DEFICIENCY	$3,442	$24,160

See Accompanying Notes to Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consoldiated Statement of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUE
Ship Management Fees and Consulting Income	$-	$-	$-	$-
Cost of Sales	-	-	-	-

GROSS PROFIT (LOSS)	-	(64,062)	-	-

EXPENSES
Payroll and Related Expenses	4,688	13,466	9,375	27,738
Professional Fees	(19,453)	70,623	47,685	107,180
General and Administrative Expenses	5,555	10,495	7,606	19,932
Operating Expenses	-	38,501	-	84,368
Total Expenses	(9,211)	133,085	64,666	239,218

LOSS FROM OPERATIONS	(9,211)	(133,085)	(64,666)	(239,218)

OTHER (EXPENSE)
Interest	(26,186)	(128,762)	(47,651)	(255,514)
Loan Service Fee	-	-	-	-
Sales Tax	-	(1,745)	-	(2,182)
Other	(1,255)	(3,963)	(2,027)	(9,654)
Total Other Expense	(27,441)	(134,470)	(49,678)	(267,350)

NET LOSS	$(18,230)	$(267,555)	$(114,344)	$(506,568)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common
shares outstanding - basic and diluted	21,839,500	21,839,500	21,839,500	21,839,500

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(114,344)	$(506,658)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation & Amortization	183	182
Donated Rent & Services	11,375	10,875
Changes in Operation Assets & Liabilities:
Prepaid Expense	-	-
Retainer	20,000	(12,343)
Prepaid Insurance	482	(678)
Accrued Payroll	-	(750)
Accounts Payable & Accrued Expenses	21,829	105,307
Accrued Interest Payable	47,650	255,514
Net Cash Used by Operating Activities	(12,825)	(123,775)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Note Payable – Related Party	12,750	128,000
Net Cash Provided by Financing Activities	-	128,000

Currency Conversion Gain/Loss	21	(6,349)

NET INCREASE (DECREASE) IN CASH:	(54)	(2,124)

BEGINNING CASH	1,570	7,897

ENDING CASH	$1,516	$5,773

SUPPLEMENTAL DISCLOSURES OF CASH ITEMS
Interest Paid	$-	$-
Income Taxes Paid	-	-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITES
Accrued Expenses Converted to Notes Payable	269,881	-
Accounts Payable Converted to Notes Payable	120,000	-
Notes Payable for Professional Fees	(389,881)	-

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of June 30, 2010 (Unadudited)

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

During the six months ended June 30, 2010, the Company discontinued all marine operations with the loss of the remaining vessel and  is currently pursuing other business opportunities inside and outside the shipping industry.

B.  Going Concern

Since its inception, the Company has been dependent upon the proceeds of loans from its stockholders and the receipt of capital investments to fund its continuing activities.  The Company has incurred operating losses since its inception.  The Company expects to incur significant increasing operating losses over the next several years until we can maintain a consistent revenue stream.   There is no assurance that the Company’s developmental and marketing efforts will be successful.   The Company will continue to require the infusion of capital or loans until operations become profitable.  There can be no assurance that the Company will ever achieve any revenues or profitable operations from the sale of its proposed products.  The Company is seeking additional capital at this time.  During the six months ended June 30, 2010, the Company had a net loss of $114,344 and a negative cash flow from operations of $12,825 and as June 30, 2010, the Company had a working capital deficiency of $1,921,403 and a stockholders’ deficiency of $2,289,358.  As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C.  Bankruptcy of Marine Growth Canada, Ltd., a wholly owned subsidiary of Marine Growth Ventures, Inc.

On July 2, 2009, the Supreme Court of the British Columbia in Bankruptcy declared Marine Growth Canada, Ltd (“MGC”) bankrupt under the laws of British Columbia.   The court appointed a Trustee to manage the affairs and property of Marine Growth Canada, Ltd.

The assets of MGC total $1,133 and the liabilities total $68,454 at June 30, 2010.   At this time the trustee has notified us that there are minimal assets that remain to be distributed to creditors.

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

(D)	Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of June 30, 2010 and for the six months ended June 30, 2010 and 2009 are unaudited.   In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations.   The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2009 appearing in Form 10K filed on March 30, 2010.

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

Note 3- Related Party Transactions

On January 5, 2006 the Company entered into a Revolving Note (“Note A”) with an aggregate principal amount of $50,000 to Frank Crivello. Funds are advanced to us as needed to pay for ongoing operations. Note A had a maturity date of June 30, 2006. As a result of thirteen amendments to Note A, the principal amount of Note A was increased to $800,000 and the maturity date of Note A was extended to December 31, 2011. Note A has an interest rate of 10%.   As of June 30, 2010, the balance on this loan is $129,331 ($59,500 in principal and $69,831 in interest).

On August 1, 2007, the Company issued a revolving note (“Note B”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note B had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note B bears an interest rate of 10%.   As a result of eight amendments to Note B, the principal amount of Note B was increased to $850,000 and the maturity date was extended to December 31, 2011. During the six months ended June 30, 2010, the Company received $12,750 on this loan.  As of June 30, 2010, the balance on this loan is $1,001,044 ($822,913 in principal and $178,131 in interest).

The Company utilizes space in Milwaukee, Wisconsin owned by an entity controlled by the Chairman of the Board of Directors.    The fair market value of this rent was $1000 per month in and was recorded as $6,000 rent expense and a corresponding related party liability for the six months ended June 30, 2010.  On March 1, 2010, the Company entered into a month-to-month lease agreement with an entity controlled by the Chairman of the Board of Directors for $1,000 per month.  During the six months ended June 30, 2010, $2,000 of the $6,000 debt was forgiven and converted into additional paid in capital.

The Company utilizes employees of an entity controlled by the Chairman of the Board of Directors.    The value of the work done by the employees of the entity controlled by the Chairman of the Board of Directors equated to $9,375 during the six months ending June 30, 2010.  These services and a corresponding related party liability was recorded.  During the six months ended June 30, 2010, this debt was forgiven and converted into additional paid in capital.

Note 4 – Notes Payable - Others

During the six months ending June 30, 2010, the Company signed a promissory note with Sichenzia, Ross, Friedman and Ference, LLP regarding their outstanding balance.  The note took the reconciled outstanding balance due of $269,881 and converted it to a promissory note.   The Company will pay interest upon the agreed amount at the rate of 5% per annum, payable upon the maturity date of April 1, 2013.

During the six months ending June 30, 2010, the Company signed a promissory note with Schreeder, Wheeler & Flint, LLP regarding their outstanding balance.   The note took the reconciled outstanding balance due of $120,000 and converted it to a promissory note.  The Company will pay interest upon the agreed amount at the rate of 5% per annum, payable on each June 1 during the term of the Note.  The Company shall also make principal payments of $20,000 on or before June 1, 2011 and June 1, 2012.  The remaining outstanding balance shall be due and payable upon the maturity date of April 1, 2013.

Note 5 – Euro Oceans, Co.

On May 21, 2010, the Company agreed with the Plaintiff to settle the litigation, including the Company’s counterclaim against the Plaintiff, in consideration for a payment by the company to Plaintiff of $40,000 to be delivered on or before June 15, 2010.  In the event that the settlement payment is not made as agreed, the Company has agreed that the Plaintiff will have the right to enforce a judgment against the Company in the amount of $80,000.  The Company did not make the payment as agreed and the Plaintiff has the right to enforce a judgment against the Company.

Note 5 – Subsequent Events

For the three months ended June 30, 2010, the Company has evaluated subsequent events for potential recognition and disclosure as of the filing date of the Form 10Q.

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

Results of Operations

Since our inception, we have been dependent upon the proceeds of loans from our stockholders and the receipt of capital investment to fund our continuing activities.  We have incurred operating losses since our inception.  We expect to incur significant increasing operating losses over the next several years until we can maintain a consistent revenue stream. We will continue to require the infusion of capital until operations become profitable.  Presently, we have no commitments to provide such capital.   We had a loss from operations of $64,666 and a negative cash flow from operations of $12,825 for the six months ended June 30, 2010.

Three Months Ended June 30, 2010 and 2009:

Payroll and Related Expenses:   Payroll and related expenses were $4,688 for the three months ended June 30, 2010 compared to $13,466 for the three months ended June 30, 2009.  The decrease of $8,788 was due to the waiving of the president’s payroll until the Company has sustainable revenues.

Professional Fees:   Professional fees were ($19,453) for the three months ended June 30, 2010 compared to $70,623 for the three months ended June 30, 2009.  The net decrease of $90,076 is primarily due to a settlement agreement with Euro Oceans in the amount of $40,000 offset by a decrease in legal fees of $82,894 and accounting fees of $28,292.

General and Administrative Expenses:  General and administrative expenses were $5,555 and $10,495 for the three months ended June 30, 2010 and 2009, respectively.  General and administrative expenses decreased by $4,940 in the three months ended June 30, 2010 as compared to the three months ended June 30, 2010. This decrease is mainly due to the decrease in operations.

Operating Expenses:  Operating expenses were $0 for the three months ended June 30, 2010 compared to $38,501 for the three months ended June 30, 2009.   Operating expenses decreased due to decrease in operations.

Other Expenses:  Other Expenses was $27,441 for the three months ended June 30, 2010 compared to $134,470 for the three months ended June 30, 2009.   The decrease of $107,029 was primarily due to a decrease in interest expense of $102,576.

Net Loss:  Net loss was $18,230 and $267,555 for the three months ended June 30, 2010 and 2009, respectively. The decrease in the net loss of $249,325 is primarily attributed to the settlement with Greystone and decrease in operations.

Six Months Ended June 30, 2010 and 2009:

Revenue:   Revenue was $0 for the six months ended June 30, 2010 compared to $0 earned in the six months ended June, 2009.   In the six months ended June 30, 2009, the company had no revenue.   The reduction in revenue was due to the discontinuation of the bareboat charter.

Payroll and Related Expenses:   Payroll and related expenses were $9,375 for the six months ended June 30, 2010 compared to $27,738 for the six months ended June 30, 2009.  The decrease of $18,363 was due to the majority of the officers waiving their payroll as of March 1, 2008 and will continue to do so until the Company has sustainable revenues.

Professional Fees:   Professional fees were $47,685 for the six months ended June 30, 2010 compared to $107,180 for the six months ended June 30, 2009.  The net decrease of $59,494 is primarily due to the decrease in legal fees of $120,284, decrease in accounting fees of $14,893, and a decrease of other professional fees of $4,320 offset by an increase in consulting fees of $80,000.

General and Administrative Expenses:  General and administrative expenses were $7,606 and $19,932 for the six months ended June 30, 2010 and 2009, respectively.  General and administrative expenses decreased by $12,326 in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This decrease is mainly due to a decrease in rent of $7,853 and other office related expenses of $3,948.

Operating Expenses:  Operating expenses were $0 for the six months ended June 30, 2010 compared to $84,368 for the six months ended June 30, 2009.   Operating expenses decreased by $84,368 during the six months ended June 30, 2009.    The decrease is due to the vessels no longer being owned by the Company.

Other Expenses:  Other Expenses was $49,678 for the six months ended June 30, 2010 compared to $267,350 for the six months ended June 30, 2009.   For the six months ended June 30, 2010, we had a decrease in expenses of $217,672. This decrease is primarily due to a decrease in interest expense of $207,863 and a decrease in finance fees of $6,860.

Net Loss:  Net loss was $114,344 and $506,568 for the six months ended June 30, 2010 and 2009, respectively. The decrease in net loss of $392,224 attributed to the decrease in operating expenses offset by the increase in professional fees.

Liquidity and Capital Resources

On July 2, 2009, the Supreme Court of the British Columbia in Bankrupcty declared Marine Growth Canada, Ltd bankrupt under the laws of British Columbia.   The court appointed a Trustee to manage the affairs and property of Marine Growth Canada, Ltd.  The assets of MGC total $1,133 and the liabilities total $68,454 at June 30, 2010, the company has not recorded any additional income or expenses due to the bankruptcy.  The Trustee transferred title to the Pacific Aurora to the secured creditor, Greystone Business Credit II, LLC.  With that transfer, the trustee noted that subsequent to this transaction, there will not be any proceeds available for distribution to the unsecured creditors.

The Company believes that it is not responsible for the debts of MGC and is not liable to Greystone for the indebtedness that is the subject of the Action.  However, the seizure and sale of the Ship, which is an asset of MGC will prevent the Company from pursuing a material part of its current business plan.

For the six months ended June 30, 2010, we had a negative cash flow from operations of $12,825 compared to a negative cash flow of $123,775 as of June 30, 2009, a decrease in the negative cash flow of $110,950.  Since inception, we have been dependent upon proceeds of loans from our stockholders and receipt of capital investment to fund our continuing activities.

The balance at June 30, 2010 on Revolving Note “A” issued on January 5, 2006 was $129,331 ($59,500 in principal and $69,831 in accrued interest).

The Company borrowed an additional $12,750 on the Revolving Note “B” issued on August 1, 2007, during the six months ended June 30, 2010.   At June 30, 2010 the balance on this note was $1,001,044 ($882,913 in principal and $178,131in accrued interest).

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

Our ability to continue as a going concern is dependent on our ability to obtain additional funds through debt and equity funding as well as from sales of various services.   As we note in our consolidated balance sheets as of June 30, 2010 and December 31, 2009 as well as our related consolidated statements of operations, and cash flows for the period ended June 30, 2010, we have experienced, and expect to continue to experience, recurring net losses, negative cash flows from operations, limited amount of funds on our balance sheet.  Accordingly, we have substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Going Concern:

Our ability to continue as a going concern is dependent on our ability to obtain additional funds through debt and equity funding as well as from sales of various services.   As we note in our consolidated balance sheets as of June 30, 2010 and December 31, 2009 as well as our related consolidated statements of operations, and cash flows for the six months ended June 30, 2010, we have experienced, and expect to continue to experience, recurring net losses, negative cash flows from operations, limited amount of funds on our balance sheet.  Accordingly, we have substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - None

ITEM 4-T – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms.   This information is also accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported herein.  Based on that evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2010 because of the material weaknesses disclosed below.

           As part of our quarterly evaluation of the effectiveness, design and operation of our disclosure controls and procedures described above, we have concluded that the following material weaknesses in internal control over financial reporting that existed at December 31, 2009 continued to exist at June 30, 2010:

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

During the fourth quarter of 2008, a case was filed by Euro Oceans, Co.  against Marine Growth Ventures, Inc., Marine Growth Canada, LTD, Sophlex Ship Management, Inc and Ship Timeshare Management, Inc. for breach of contract. On May 21, 2010, the Company agreed with the Plaintiff to settle the litigation, including the Company’s counterclaim against the Plaintiff, in consideration for a payment by the company to Plaintiff of $40,000 to be delivered on or before June 15, 2010.  In the event that the settlement payment is not made as agreed, the Company has agreed that the Plaintiff will have the right to enforce a judgment against the Company in the amount of $80,000.  The Company did not make the payment as agreed and the Plaintiff has the right to enforce a judgment against the Company.

During the second quarter of 2009, Greystone Business Credit II, filed an application for bankruptcy order against Marine Growth Canada, Ltd in the Supreme Court of British Columbia in Bankruptcy and insolvency.  On July 2, 2009, the Bankruptcy Court of British Columbia placed Marine Growth Canada, Ltd in bankruptcy and appointed KPMG, LLP trustee of the estate, case number B0911301.  The Trustee transferred title to the Pacific Aurora to Greystone Business Credit II, which was the debtor’s primary asset.  Unsecured credits received nothing.  This case is currently pending, but is in its final stages.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  [Removed and Reserved]

Item 5.  Other Information

On January 5, 2006 the Company entered into a Revolving Note (“Note A”) with an aggregate principal amount of $50,000 to Frank Crivello. Funds are advanced to us as needed to pay for ongoing operations. Note A had a maturity date of June 30, 2006. As a result of thirteen amendments to Note A, the principal amount of Note A was increased to $800,000 and the maturity date of Note A was extended to December 31, 2011. Note A has an interest rate of 10%.   As of June 30, 2010, the balance on this loan is $129,331 ($59,500 in principal and $69,831 in interest).

On August 1, 2007, the Company issued a revolving note (“Note B”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note B had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note B bears an interest rate of 10%.   As a result of eight amendments to Note B, the principal amount of Note B was increased to $850,000 and the maturity date was extended to December 31, 2011. During the six months ended June 30, 2010, the Company received $12,750 on this loan. As of June 30, 2010, the balance on this loan is $1,001,044 ($822,913 in principal and $178,131 in interest).

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

10.40	Settlement agreement with Greystone (incorporated by reference to Exhibit 10.1 of Form 8-k filed on December 8, 2009)

10.41	Amendment to Bylaws of Marine Growth Ventures, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-k field on June 1, 2009)

10.42	Settlement agreement with Euro Oceans (incorporated by reference to Exhibit 10.1 to form 8-k field on May 24, 2010)

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2	Certification of the CFO Pursuant to 13a-14(a) under the Exchange Act

32.1	Certification of the CEO pursuant to 18 U.S.C Section 1350

32.2	Certification of the CFO pursuant to 18. U.S.C Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE GROWTH VENTURES, INC.

Dated: August 4, 2010	By:	/s/ Craig Hodgkins
Craig Hodgkins
President and Director
(Principal Executive Officer)

Dated: August 4, 2010	By:	/s/ Katherine Ostruszka
Katherine Ostruszka
Chief Financial Officer and Controller
(Principal Financial Officer)