Form 10-Q
period 2010-09-30
MARINE GROWTH VENTURES INC
filed 2010-11-09
CIK 1334794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2010 – 21,839,500 shares of common stock.

MARINE GROWTH VENTURES, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
TABLE OF CONTENTS

PART 1	FINANCIAL STATEMENTS	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited)
	and December 31, 2009 (Audited)	4

	Condensed Consolidated Statements of Operations for the Three and Nine
	Months Ended September 30, 2010 and 2009 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Three and Nine Months Ended
	September 30, 2010 and 2009 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements as of September 30, 2010
	(Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II	OTHER INFORMATION	15

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Removed and Reserved	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		18

CERTIFICATIONS

	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

	Certification of CFO Pursuant to 13a-14(a) under the Exchange Act

	Certification of the CEO Pursuant to 18 U.S.C. Section 1350

	Certification of the CFO Pursuant to 18 U.S.C. Section 1350

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Balance Sheets

ASSETS
	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
CURRENT ASSETS
Cash	$1,552	$1,570
Prepaid Expenses	-	482
Total Current Assets	1,552	2,051

FIXED ASSETS, NET	179	453

OTHER ASSETS
Retainers	-	20,000
Other Deposits	1,656	1,656
Total Other Assets	1,656	21,656
TOTAL ASSETS	$3,387	$24,160

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
Accrued Payroll	$426,341	$426,341
Accounts Payable	188,124	309,364
Accrued Interest Payable	279,009	204,100
Accrued Expenses	81,500	325,527
Liabilities of Discontinued Operations	75,575	75,575
Note Payable – Stockholder	59,500	59,500
Note Payable - Others	850,563	810,163
Total Current Liabilities	1,960,612	2,210,570

LONG TERM LIABILITIES
Note Payable – Others	369,881	-
Total Long Term Liabilities	369,881	-
TOTAL LIABILTIES	2,330,492	2,210,570

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 5,000,000
shares authorized, none issued or outstanding
Common Stock, $0.001 par value, 100,000,000
shares authorized, 21,839,500 issued and outstanding	21,840	21,840
Additional Paid-In Capital	853,827	837,765
Accumulated Deficit	(3,156,493)	(3,000,974)
Accumulated Other Comprehensive (Loss)	(46,280)	(45,041)
Total Stockholders' Deficiency	(2,327,105)	(2,186,410)
TOTAL LIABILITIES & STOCKHOLDERS'
DEFICIENCY	$3,387	$24,160

See Accompanying Notes to Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consoldiated Statement of Operations
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009		2010	2009
REVENUE
Ship Management Fees and Consulting Income	$-		$-	$-	$-
Cost of Sales	-		-	-	-

GROSS PROFIT (LOSS)	-		-	-	-

EXPENSES
Payroll and Related Expenses	4,688		8,008	14,063	35,746
Professional Fees	3,961		48,632	51,646	155,812
General and Administrative Expenses	4,807		12,487	12,414	32,419
Total Expenses	13,456		69,117	78,122	223,977

LOSS FROM OPERATIONS	(13,456)		(69,117)	(78,122)	(223,977)

OTHER INCOME/ (EXPENSE)
Interest	(27,258)		(21,219)	(74,909)	(276,732)
Other	(460)		-	(2,488)	(11,837)
Total Other Expense	(27,719)		(21,219)	(77,397)	(288,569)

LOSS FROM CONTINUING OPERATIONS	$(41,175)		$(90,336)	$(155,519)	$(512,546)

INCOME FROM DISCONTINUED OPERATIONS	-		1,350,399	-	1,266,031

NET INCOME/(LOSS)	$(41,175)		$1,260,053	$(155,519)	$753,485

Basic and diluted loss per common share
Continuing Operations	$(0.00)	$	(0.00)	$(0.01)	$(0.02)
Discontinued Operations	$(0.00)		$0.06	$(0.00)	$0.06

Weighted average number of common
shares outstanding - basic and diluted	21,839,500		21,839,500	21,839,500	21,839,500

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) from Continuing Operations	$(155,519)	$(512,546)
Net Income from Discontinued Operations	-	1,266,031
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation & Amortization	274	274
Donated Rent & Services	16,063	16,313
Extinguishment Gain	-	(1,351,171)
Changes in Operation Assets & Liabilities:
Prepaid Expense	482	-
Retainer	20,000	10,509
Prepaid Insurance	-	(69)
Accrued Payroll	-	(5,479)
Accounts Payable & Accrued Expenses	24,537	154,419
Accrued Interest Payable	74,909	276,732
Net Cash Used by Operating Activities	(19,254)	(144,987)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Note Payable – Related Party	20,400	147,750
Net Cash Provided by Financing Activities	20,400	147,750

Currency Conversion Gain/Loss	(1,164)	(9,157)

NET INCREASE (DECREASE) IN CASH:	(18)	(6,394)

BEGINNING CASH	1,570	7,897

ENDING CASH	$1,552	$1,504

SUPPLEMENTAL DISCLOSURES OF CASH ITEMS
Interest Paid	$-	$-
Income Taxes Paid	-	-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITES
Accrued Expenses Converted to Notes Payable	269,881	-
Accounts Payable Converted to Notes Payable	120,000	-
Notes Payable for Professional Fees	(389,881)	-
Vessel (Babe)	-	(1,425,000)
Note Payable Greystone (Babe)	-	2,378,536
Accrued Interest (Babe)	-	170,833
Accrued Expenses (Babe)	-	226,802
Extinguishment Gain (Babe)	-	(1,351,171)

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of September 30, 2010 (Unadudited)

Note 1 – Organization and Operations, Going Concern and Bankruptcy

A.	Organization and Operations

Marine Growth Ventures, Inc. (“MGV”) was formed and incorporated in the state of Delaware on November 6, 2003.  MGV was a holding company that conducted its operations primarily through a wholly-owned subsidiary, Sophlex Ship Management, Inc. (“Sophlex”).  MGV, Marine Growth Finance & Charter, Inc., Inc., Sophlex Ship Management, Inc., Marine Growth Freight, Inc., Marine Aggregates, Inc., Gulf Casino Cruises, Inc., Ship Timeshare Management, Inc., Marine Growth Canada, Ltd., Fractional Marine, Inc., Cruiseship Share Owners Association, Inc. and Pacific Aurora Cruise Association, Inc. are referred to collectively herein as the “Company”.

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

During the nine months ended September 30, 2010, the Company discontinued all marine operations with the loss of the remaining vessel and is currently pursuing other business opportunities inside and outside the shipping industry.

B.  Going Concern

Since its inception, the Company has been dependent upon the proceeds of loans from its stockholders and the receipt of capital investments to fund its continuing activities.  The Company has incurred operating losses since its inception.  The Company expects to incur significant increasing operating losses over the next several years until we can maintain a consistent revenue stream.   There is no assurance that the Company’s developmental and marketing efforts will be successful.   The Company will continue to require the infusion of capital or loans until operations become profitable.  There can be no assurance that the Company will ever achieve any revenues or profitable operations from the sale of its proposed products.  The Company is seeking additional capital at this time.  During the nine months ended September 30, 2010, the Company had a net loss of $155,519 and a negative cash flow from operations of $19,254 and as September 30, 2010, the Company had a working capital deficiency of $1,959,059 and a stockholders’ deficiency of $2,327,105.  As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C.  Bankruptcy of Marine Growth Canada, Ltd., a wholly owned subsidiary of Marine Growth Ventures, Inc.

On July 2, 2009, the Supreme Court of the British Columbia in Bankruptcy declared Marine Growth Canada, Ltd (“MGC”) bankrupt under the laws of British Columbia.   The court appointed a Trustee to manage the affairs and property of Marine Growth Canada, Ltd.

The assets of MGC total $1,154 and the liabilities total $69,735 at September 30, 2010.   At this time the trustee has notified us that there are minimal assets that remain to be distributed to creditors.

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

(D)	Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of September 30, 2010 and for the nine months ended September 30, 2010 and 2009 are unaudited.   In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations.   The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2009 appearing in Form 10K filed on March 30, 2010.

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

Note 3- Related Party Transactions

On January 5, 2006 the Company entered into a Revolving Note (“Note A”) with an aggregate principal amount of $50,000 to Frank Crivello. Funds are advanced to us as needed to pay for ongoing operations. Note A had a maturity date of June 30, 2006. As a result of thirteen amendments to Note A, the principal amount of Note A was increased to $800,000 and the maturity date of Note A was extended to December 31, 2011. Note A has an interest rate of 10%.   As of September 30, 2010, the balance on this loan is $130,831 ($59,500 in principal and $71,331 in interest).

On August 1, 2007, the Company issued a revolving note (“Note B”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note B had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note B bears an interest rate of 10%.   As a result of eight amendments to Note B, the principal amount of Note B was increased to $850,000 and the maturity date was extended to December 31, 2011. During the nine months ended September 30, 2010, the Company received $20,400 on this loan.  As of September 30, 2010, the balance on this loan is $1,029,539 ($830,563 in principal and $198,976 in interest).

The Company utilizes space in Milwaukee, Wisconsin owned by an entity controlled by the Chairman of the Board of Directors.    The fair market value of this rent was $1000 per month in and was recorded as $9,000 rent expense and a corresponding related party liability for the nine months ended September 30, 2010.  On March 1, 2010, the Company entered into a month-to-month lease agreement with an entity controlled by the Chairman of the Board of Directors for $1,000 per month.  During the nine months ended September 30, 2010, $2,000 of the $9,000 debt was forgiven and converted into additional paid in capital.

The Company utilizes employees of an entity controlled by the Chairman of the Board of Directors.    The value of the work done by the employees of the entity controlled by the Chairman of the Board of Directors equated to $14,063 during the nine months ending September 30, 2010.  These services and a corresponding related party liability was recorded.  During the nine months ended September 30, 2010, this debt was forgiven and converted into additional paid in capital.

Note 4 – Notes Payable - Others

During the nine months ending September 30, 2010, the Company signed a promissory note with Sichenzia, Ross, Friedman and Ference, LLP regarding their outstanding balance.  The note took the reconciled outstanding balance due of $269,881 and converted it to a promissory note.   The Company will pay interest upon the agreed amount at the rate of 5% per annum, payable upon the maturity date of April 1, 2013.

During the nine months ending September 30, 2010, the Company signed a promissory note with Schreeder, Wheeler & Flint, LLP regarding their outstanding balance.   The note took the reconciled outstanding balance due of $120,000 and converted it to a promissory note.  The Company will pay interest upon the agreed amount at the rate of 5% per annum, payable on each June 1 during the term of the Note.  The Company shall also make principal payments of $20,000 on or before June 1, 2011 and June 1, 2012.  The remaining outstanding balance shall be due and payable upon the maturity date of April 1, 2013.

Note 5 – Euro Oceans, Co.

On May 21, 2010, the Company agreed with the Plaintiff to settle the litigation, including the Company’s counterclaim against the Plaintiff, in consideration for a payment by the company to Plaintiff of $40,000 to be delivered on or before June 15, 2010.  In the event that the settlement payment is not made as agreed, the Company has agreed that the Plaintiff will have the right to enforce a judgment against the Company in the amount of $80,000.  The Company did not make the payment as agreed and the Plaintiff has the right to enforce a judgment against the Company.  On October 21, 2010, the parties entered into a “First Addendum to Settlement Agreement” which amends the previous agreement by having Marine Growth Ventures agree to pay Euro Oceans the sum of $40,000 according to the following payment schedule:

1st payment of $15,000 is due on or before Friday, October 29, 2010
2nd payment of $15,000 is due on or before Tuesday, November 30, 2010
3rd payment of $10,000 is due on or before Friday, December 31, 2010.

The Company did make the first payment on October 22, 2010, per the agreement.

Note 6 – Subsequent Events

On October 21, 2010, the parties entered into a “First Addendum to Settlement Agreement” which amends the previous agreement between the Company and Euro Oceans Co, by having the Company agree to pay Euro Oceans the sum of $40,000 according to the following payment schedule:

1st payment of $15,000 is due on or before Friday, October 29, 2010
2nd payment of $15,000 is due on or before Tuesday, November 30, 2010
3rd payment of $10,000 is due on or before Friday, December 31, 2010.

The Company did make the first payment on October 22, 2010, per the agreement.  Additionally, the financial statements have been adjusted in the fourth quarter to reduce the judgment expense by $40,000.

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

Results of Operations

Since our inception, we have been dependent upon the proceeds of loans from our stockholders and the receipt of capital investment to fund our continuing activities.  We have incurred operating losses since our inception.  We expect to incur significant increasing operating losses over the next several years until we can maintain a consistent revenue stream. We will continue to require the infusion of capital until operations become profitable.  Presently, we have no commitments to provide such capital.   We had a loss from operations of $155,519 and a negative cash flow from operations of $19,254 for the nine months ended September 30, 2010.

Three Months Ended September 30, 2010 and 2009:

Payroll and Related Expenses:   Payroll and related expenses were $4,688 for the three months ended September 30, 2010 compared to $8,008 for the three months ended September 30, 2009.  The decrease of $3,320 was due to the waiving of the president’s payroll until the Company has sustainable revenues.

Professional Fees:   Professional fees were $3,961 for the three months ended September 30, 2010 compared to $48,632 for the three months ended September 30, 2009.  The net decrease of $44,671 is primarily due a decrease in legal fees of $39,277 and accounting fees of $3,000.

General and Administrative Expenses:  General and administrative expenses were $4,807 and $12,487 for the three months ended September 30, 2010 and 2009, respectively.  General and administrative expenses decreased by $7,680 in the three months ended September 30, 2010 as compared to the three months ended September 30, 2010. This decrease is mainly due to the decrease in rent and office expenses of $6,827.

Other Income/(Expenses):  Other Income/(Expenses) was ($27,719) for the three months ended September 30, 2010 compared to (21,129) for the three months ended September 30, 2009.   The increase of $6,590 was primarily due an increase in interest expense of $6,039 in the three months ended September 30, 2010.

Net (Loss) from Continuing Operations:  Net(Loss) from Continuing Operations was ($41,175) and ($90,336) for the three months ended September 30, 2010 and 2009, respectively. The decrease in the net loss of $49,161 is primarily attributed a decrease in professional fees of $ 44,671during the three months ended September 30, 2010 due to the decrease in operations.

Net Income from Discontinued Operations:  Net Income from discontinued operations was $0 and $1,350,399 for the three months ended September 30, 2010 and 2009, respectively.  The decrease in net income from discontinued operations of $1,350,399 is primarily due to the settlement with Greystone and the vessel “the Babe”.

Nine Months Ended September 30, 2010 and 2009:

Revenue:   Revenue was $0 for the nine months ended September 30, 2010 compared to $0 earned in the nine months ended September, 2009.   In the nine months ended September 30, 2010 and 2009, the company had no revenue.

Payroll and Related Expenses:   Payroll and related expenses were $14,063 for the nine months ended September 30, 2010 compared to $35,746 for the nine months ended September 30, 2009.  The decrease of $21,683 was due to the majority of the officers waiving their payroll as of March 1, 2008 and will continue to do so until the Company has sustainable revenues.

Professional Fees:   Professional fees were $51,646 for the nine months ended September 30, 2010 compared to $155,812 for the nine months ended September 30, 2009.  The net decrease of $104,166 is primarily due to the decrease in legal fees of $161,073, decrease in accounting fees of $17,893, and a decrease of other professional fees of $5,200 offset by an increase in consulting fees of $80,000.

General and Administrative Expenses:  General and administrative expenses were $12,414 and $32,419 for the nine months ended September 30, 2010 and 2009, respectively.  General and administrative expenses decreased by $20,005 in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This decrease is mainly due to a decrease in rent of $12,749 and other office related expenses of $5,114.

Other Income/(Expense):  Other Income/(Expense) was ($77,397) for the nine months ended September 30, 2010 compared to ($288,569) for the nine months ended September 30, 2009.   For the nine months ended September 30, 2010, we had a decrease in income/(expense) of $211,172. This decrease is primarily due to a decrease in interest expense of $201,823.

Net (Loss) from Continuing Operations:  Net (loss) from Continuing Operations was ($155,519) and ($512,546) for the nine months ended September 30, 2010 and 2009, respectively. The decrease in net (loss) of $357,027 is primarily attributed to a decrease in interest expense of $201,823.

Net Income from Discontinued Operations:  Net Income from Discontinued Operations was $0 and $1,266,031 for the nine months ended September 30, 2010 and 2009, respectively. The decrease in net income of $1,266,031 is primarily attributed to the decrease in extinguishment gain of $1,351,171 attributed to the settlement with Greystone and the vessel “the Babe”.

Liquidity and Capital Resources

On July 2, 2009, the Supreme Court of the British Columbia in Bankruptcy declared Marine Growth Canada, Ltd bankrupt under the laws of British Columbia.   The court appointed a Trustee to manage the affairs and property of Marine Growth Canada, Ltd.  The assets of MGC total $1,154 and the liabilities total $69,735 at September 30, 2010, the company has not recorded any additional income or expenses due to the bankruptcy.  The Trustee transferred title to the Pacific Aurora to the secured creditor, Greystone Business Credit II, LLC.  With that transfer, the trustee noted that subsequent to this transaction, there will not be any proceeds available for distribution to the unsecured creditors.

The Company believes that it is not responsible for the debts of MGC and is not liable to Greystone for the indebtedness that is the subject of the Action.  However, the seizure and sale of the Ship, which is an asset of MGC will prevent the Company from pursuing a material part of its current business plan.

For the nine months ended September 30, 2010, we had a negative cash flow from operations of $19,254 compared to a negative cash flow of $144,987 as of September 30, 2009, a decrease in the negative cash flow of $125,733.  Since inception, we have been dependent upon proceeds of loans from our stockholders and receipt of capital investment to fund our continuing activities.

The balance at September 30, 2010 on Revolving Note “A” issued on January 5, 2006 was $130,831 ($59,500 in principal and $71,331 in accrued interest).

The Company borrowed an additional $20,400 on the Revolving Note “B” issued on August 1, 2007, during the nine months ended September 30, 2010.   At September 30, 2010 the balance on this note was $1,029,539 ($830,563 in principal and $198,976 in accrued interest).

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

Our ability to continue as a going concern is dependent on our ability to obtain additional funds through debt and equity funding as well as from sales of various services.   As we note in our consolidated balance sheets as of September 30, 2010 and December 31, 2009 as well as our related consolidated statements of operations, and cash flows for the period ended September 30, 2010, we have experienced, and expect to continue to experience, recurring net losses, negative cash flows from operations, limited amount of funds on our balance sheet.  Accordingly, we have substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Going Concern:

Our ability to continue as a going concern is dependent on our ability to obtain additional funds through debt and equity funding as well as from sales of various services.   As we note in our consolidated balance sheets as of September 30, 2010 and December 31, 2009 as well as our related consolidated statements of operations, and cash flows for the nine months ended September 30, 2010, we have experienced, and expect to continue to experience, recurring net losses, negative cash flows from operations, limited amount of funds on our balance sheet.  Accordingly, we have substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - None

ITEM 4-T – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms.   This information is also accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported herein.  Based on that evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2010 because of the material weaknesses disclosed below.

           As part of our quarterly evaluation of the effectiveness, design and operation of our disclosure controls and procedures described above, we have concluded that the following material weaknesses in internal control over financial reporting that existed at December 31, 2009 continued to exist at September 30, 2010:

 A material weakness in the Company’s internal controls exists in that there is limited segregation of duties amongst the Company’s employees with respect to the Company’s preparation and review of the Company’s financial statements.

A material weakness in the Company’s internal controls exists in that there is an insufficient number of personnel with an appropriate level of experience and knowledge of the U.S. GAAP and SEC reporting requirements.  This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP

Management has identified a weakness in its review process of disclosures of subsequent events.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

During the fourth quarter of 2008, a case was filed by Euro Oceans, Co.  against Marine Growth Ventures, Inc., Marine Growth Canada, LTD, Sophlex Ship Management, Inc and Ship Timeshare Management, Inc. for breach of contract. On May 21, 2010, the Company agreed with the Plaintiff to settle the litigation, including the Company’s counterclaim against the Plaintiff, in consideration for a payment by the company to Plaintiff of $40,000 to be delivered on or before June 15, 2010.  In the event that the settlement payment is not made as agreed, the Company has agreed that the Plaintiff will have the right to enforce a judgment against the Company in the amount of $80,000.  The Company did not make the payment as agreed and the Plaintiff has the right to enforce a judgment against the Company.  The Company entered into a First Addendum to the Settlement Agreement on October 21, 2010 which reduces the amount to $40,000 if the company follows the amended payment schedule.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  [Removed and Reserved]

Item 5.  Other Information

On January 5, 2006 the Company entered into a Revolving Note (“Note A”) with an aggregate principal amount of $50,000 to Frank Crivello. Funds are advanced to us as needed to pay for ongoing operations. Note A had a maturity date of June 30, 2006. As a result of thirteen amendments to Note A, the principal amount of Note A was increased to $800,000 and the maturity date of Note A was extended to December 31, 2011. Note A has an interest rate of 10%.   As of September 30, 2010, the balance on this loan is $130,831 ($59,500 in principal and $71,331 in interest).

On August 1, 2007, the Company issued a revolving note (“Note B”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note B had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note B bears an interest rate of 10%.   As a result of eight amendments to Note B, the principal amount of Note B was increased to $850,000 and the maturity date was extended to December 31, 2011. During the nine months ended September 30, 2010, the Company received $20,400 on this loan. As of September 30, 2010, the balance on this loan is $1,029,539 ($830,563 in principal and $198,976 in interest).

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

MARINE GROWTH VENTURES, INC.

Dated: November 9, 2010	By:	/s/ Craig Hodgkins
Craig Hodgkins
President and Director
(Principal Executive Officer)

Dated: November 9, 2010	By:	/s/ Katherine Ostruszka
Katherine Ostruszka
Chief Financial Officer and Controller
(Principal Financial Officer)