Form 10-K
period 2010-12-31
MARINE GROWTH VENTURES INC
filed 2011-03-31
CIK 1334794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X ]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (229,405 of this Chapter) contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer  [_]                                                                Accelerated Filer  [_]
Non-accelerated Filer     [_]                                                                Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [x  ]   No   []

The Issuer's revenues for the year ending December 31, 2010 were $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of June 30, 2010, the aggregate market value of voting stock held by non-affiliates was $16,770 based on the closing prices as quoted on the OTC Bulletin Board under the symbol “MGRW”, of $.01.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of  March 10, 2011 – 21,839,500 shares of common stock.

MARINE GROWTH VENTURES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Organizational History

We were a specialized holding company engaged in various marine industry operations. Our current primary operation, conducted through our wholly-owned subsidiary, Sophlex Ship Management, Inc., is providing ship crewing and management services to vessel owners and operators in the United States and abroad. In addition, through our other wholly-owned subsidiaries we are attempting to provide financing to businesses in the marine industry, ship crewing and management services to vessel owners and operators in the United States and abroad. Our website address is http://www.marinegrowthventures.com.

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

During the year ended December 31, 2010, the Company discontinued all marine operations with the loss of the remaining vessel and we are currently pursuing other business opportunities inside and outside the shipping industry.

Risks Related to Our Business

We Have A History Of Operating Losses And Accumulated Deficit.  There Is No Certainty That We Will Ever Achieve Profitability.

We have incurred operating losses of $3,028,392 since inception. We expect to incur significant increases in operating losses over the next several years.  Our ability to achieve profitability depends upon our ability to identify and operate a new business.  There can be no assurance that we will ever achieve any revenues or profitable operations from the sale of our timeshare products.

We Have Substantial Doubt About Our Ability To Continue As A Going Concern.

As we note in our consolidated balance sheets as of December 31, 2010 and 2009 as well as our related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2010, we have experienced, and expect to continue to experience, recurring net losses, negative cash flows from operations, limited amount of funds on our balance sheet.  Accordingly, we have substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.  See also, Item 3 of Part I.

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
.
Risks Related To Our Stock

If We Fail To Maintain Effective Internal Controls Over Financial Reporting, The Price Of Our Common Stock May Be Adversely Affected.

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

We had no significant business operations until our acquisition of Sophlex Ship Management, Inc. on September 1, 2004.  Although we attempted to form and operate a cruise timeshare business operation, our operations never were profitable and have been discontinued.  If we are unable to identify and operate profitably a new business, you may lose your entire investment.  We face all the risks inherent in a new business, which include the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management's potential underestimation of initial and ongoing costs.  As a new business, we may encounter delays and other problems in connection with the operations that we implement.  We also face the risk that we will not be able to effectively implement our business plan. In evaluating our business and prospects, these difficulties should be considered. If we are not effective in addressing these risks, we will not operate profitably and we may not have adequate working capital to meet our obligations as they become due.  This may cause our stock price to decline and result in a loss of a portion or all of your investment.

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

Although a trading market for our common stock exists, the trading volume has not been significant and an active trading market for our common stock may never develop. There currently is no analyst coverage of our business. As of January 24, 2011, 21,839,500 common shares were issued and outstanding.  Furthermore, the average three month trading volume for our common shares has been approximately 13,875 (or approximately less than 1.0% of the total outstanding. The trading volume of our shares will continue to be limited due to resale restrictions under applicable securities laws and the fact that approximately 92.78% of our outstanding shares are held by our officers and directors. As a result of the limited trading market for our common stock and the lack of analyst coverage, the market price for our shares may continue to fluctuate significantly and will likely be more volatile than the stock market as a whole. There may be a limited demand for shares of our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the OTC Bulletin Board, lack of analyst coverage of our common stock and limited trading market for our common stock. As a result, even if prices appear favorable, there may not be sufficient demand to complete a stockholder’s sell order. Without an active public trading market or broader public ownership, shares of our common stock are likely to be less liquid than the stock of public companies with broad public ownership and an active trading market, and any of our stockholders who attempt to sell their shares in any significant volumes may not be able to do so at all, or without depressing the publicly quoted bid prices for our shares.

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

Trading of our common stock is subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the “penny stock” rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Because our common stock has historically traded below $5.00 per share, it is deemed to be a penny stock, and consequently trading in our stock is subject to additional sales practice requirements on broker-dealers.

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

The Settlement of Litigation has resulted in the Loss of Our Primary Operating Asset.

As we note in our financial statements for the year ended December 31, 2009, and in Item 3 of Part I, Greystone Business Credit II, LLC commenced an admiralty action against Marine Growth Canada, Ltd., Marine Growth Finance & Charter, Inc., Marine Growth Ventures, Inc., Fractional Marine, Inc., and all other interested in the ship “Pacific Aurora” in the Federal Court in Vancouver, BC Canada seeking to foreclose its lien and take ownership and possession of the ship.   Management settled this suit with Greystone in November of 2009.   Greystone took ownership and possession of the vessel in exchange for a general release of all outstanding claims. Accordingly, at December 31, 2010, our assets of $2,838 substantially consist of cash and we have discontinued our operations.

Item 2.                                Description of Property

We lease our main office which is located at 1818 N. Farwell Ave., Milwaukee, WI 53202. The lease is month-to-month which began on March 1, 2010. We currently pay rent of $1,000 per month.

We are not dependent on a specific location for the operation of our business.

Item 3.                                Legal Proceedings

During the fourth quarter of 2008, a case was filed by Euro Oceans, Co.  against Marine Growth Ventures, Inc., Marine Growth Canada, LTD, Sophlex Ship Management, Inc and Ship Timeshare Management, Inc. for breach of contract.  This case was settled in 2010.

During the first quarter of 2009, a case was filed by Greystone Business Credit II, LLC against Marine Growth Canada, Ltd., Marine Growth Finance & Charter, Inc., Marine Growth Ventures, Inc., Fractional Marine, Inc., and all other interested in the ship “Pacific Aurora” in the Federal Court in Vancouver, BC Canada for admiralty action seeking to foreclose its lien and take ownership and possession of the ship.  The Company completed a settlement with Greystone in November, 2009 in which Greystone took ownership and possession of the vessel in exchange for a general release of all outstanding claims.

Item 4.                                [Reserved]

PART II

Item 5.                                Market for Common Equity and Related Stockholder Matters

Our common stock had been trading publicly on the OTC Bulletin Board under the symbol "MGRW" since July, 2007.  As of February 23, 2011,  MGRW became ineligible for quotation on the OTCBB due to quotation inactivity under SEC rule 15c2-11 and is now quoted on the OTC pink sheets platform.  The table below sets forth the range of quarterly high and low closing sales prices for our common  stock on the OTC Bulletin Board during the calendar quarters indicated. The quotations reflect inter-dealer prices, without retail mark-ups, markdowns, or conversion, and may not represent actual transactions.

COMMON STOCK

2010
First Quarter	0.08	0.01
Second Quarter	0.01	0.01
Third Quarter	0.01	0.01
Fourth Quarter	0.01	0.01

2009
First Quarter	0.10	0.03
Second Quarter	0.03	0.03
Third Quarter	0.07	0.03
Fourth Quarter	0.51	0.05

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

Equity Compensation Plan Information

None

Item 6.         Selected Financial Data

None

Item 7.         Management’s Discussion and Analysis

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

We had no significant business operations until our acquisition of Sophlex on September 1, 2004.  Sophlex, which was founded in 1999, and provided ship crewing and management services to vessel owners and operators in the United States and abroad.  Our Chief Operating Officer was the founder and the sole shareholder of Sophlex prior to the acquisition.

During the year ended December 31, 2010, the Company discontinued all marine operations with the loss of the remaining vessel and is currently pursuing other business opportunities inside and outside the shipping industry.

Results of Operations

Since our inception, we have been dependent upon the proceeds of loans from our stockholders and the receipt of capital investment to fund our continuing activities.  We have incurred operating losses since our inception.  We expect to incur significant increasing operating losses over the next several years, primarily due to the expansion of our business. We will continue to require the infusion of capital until operations become profitable.  We had a net loss of $27,418 and a negative cash flow from operations of $92,380 for the twelve months ended December 31, 2010.

Twelve Months Ended December 31, 2010 and 2009:

Payroll and Related Expenses:   Payroll and related expenses were $18,750 for the twelve months ended December 31, 2010 compared to $40,583 for the twelve months ended December 31, 2009, representing a decrease of $21,833.  The decrease in payroll was primarily due a decrease in health insurance benefits of $20,312.

Professional Fees:   Professional fees were $(23,387) for the twelve months ended December 31, 2010 compared to $171,690 for the twelve months ended December 31, 2009.   Professional fees decreased by $195,077 in the twelve months ended December 31, 2010.   The change in professionals is primarily due to a decrease in accounting fees of $14,893, a decrease in legal fees of $173,755, and a decrease in other profession fees of $6,239.  The decrease is primarily attributed to the settlement with Greystone.

General and Administrative Expenses:  General and administrative expenses were $17,182 and $34,122 for the twelve months ended December 31, 2010 and 2009, respectively.  General and administrative expenses decreased by $16,940 in the twelve months ended December 31, 2010 as compared to the twelve months ended December 31, 2009.  This decrease is primarily due to a decrease in filing fees of $1,476, a decrease in rent of $8,843, and a decrease in office utilities of $5,635.

Other Expenses:  Other Expenses were $105,966 and $94,571 for the twelve months ended December 31, 2010 and 2009, respectively.   Other Expenses increased by $11,395 for the twelve months ended December 31, 2010.  This increase was primarily due to a decrease in finance fees of $7,963, an increase in interest of $22,095 and a decrease in sales tax of $1,773.

Loss from Continuing Operations:  Loss before income taxes was $118,511 and $340,966 for the twelve months ended December 31, 2010 and 2009, respectively. The decrease in net loss primarily attributed to the decrease in professional fees.

Income from Discontinued Operations:  Income  before income taxes was $91,093 and $2,489,822 for the twelve months ended December 31, 2010 and 2009, respectively. The increase in net income is attributed to settlement agreement with Greystone and the settlement with Frank Orlando.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity and Capital Resources

For the twelve months ended December 31, 2010, we had a negative cash flow from operations of $92,380 compared to a negative cash flow of $157,559 as of December 31, 2009, a decrease in the negative cash flow of $65,179. Since inception, we have been dependent upon proceeds of loans from our stockholders and receipt of capital investment to fund our continuing activities.

On January 5, 2006 the Company entered into a Revolving Note (“Note A”) with an aggregate principal amount of $50,000 to Frank Crivello. Funds are advanced to us as needed to pay for ongoing operations. Note A had a maturity date of June 30, 2006. As a result of thirteen amendments to Note A, the principal amount of Note A was increased to $800,000 and the maturity date of Note A was extended to December 31, 2011. Note A has an interest rate of 10%.   As of December 31, 2010, the balance on this loan is $132,331 ($59,500 in principal and $72,831 in interest).

On August 1, 2007, the Company issued a revolving note (“Note B”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note B had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note B bears an interest rate of 10%.   As a result of eight amendments to Note B, the principal amount of Note B was increased to $850,000 and the maturity date was extended to December 31, 2011. During the twelve months ended December 31, 2011, the Company received $97,150 on this loan. As of December 31, 2010, the balance on this loan is $1,127,888 ($907,313 in principal and $220,575 in interest).

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

               On April 1, 2010, the Company signed a promissory note with Sichenzia, Ross, Friedman and Ference, LLP regarding their outstanding balance.  The note took the reconciled outstanding balance due of $269,881 and converted it to a promissory note.   The Company will pay interest upon the agreed amount at the rate of 5% per annum, payable upon the maturity date of April 1, 2013.   As of December 31, 2010, the balance on this loan is $280,011 ($269,881 in principal and $10,130 in interest.)

               On June 1, 2010, the Company signed a promissory note with Schreeder, Wheeler & Flint, LLP regarding their outstanding balance.   The note took the reconciled outstanding balance due of $120,000 and converted it to a promissory note.  The Company will pay interest upon the agreed amount at the rate of 5% per annum, payable on each June 1 during the term of the Note.  The Company shall also make principal payments of $20,000 on or before June 1, 2011 and June 1, 2012.  The remaining outstanding balance shall be due and payable upon the maturity date of April 1, 2013.    As of December 31, 2010, the balance on this loan is $123,501 ($120,000 in principal and $3,501 in interest.)

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

Critical Accounting Policies

Going Concern:

Our ability to continue as a going concern is dependent on our ability to obtain additional funds through debt and equity funding as well as from sales of various services.   As we note in our consolidated balance sheets as of December 31, 2010 and December 31, 2009 as well as our related consolidated statements of operations, and cash flows for the year ended December 31, 2010, we have experienced, and expect to continue to experience, recurring net losses, negative cash flows from operations, limited amount of funds on our balance sheet.  Accordingly, we have substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria, the Company concluded that the material weaknesses that existed in the internal controls as of December 31, 2009 continued to exist at December 31, 2010 as follows:

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

The Company intends to address these material weaknesses at such time it resumes operations.

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

PART III

Item 10.                             Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages and positions as of December 31, 2010 are as follows:

Name	Age	Position
David Marks	43	Chairman of the Board
Craig Hodgkins	49	President and Director
Capt. Timothy Levensaler	52	Chief Operating Officer and Director
Katherine Ostruszka	40	Chief Financial Officer and Controller
Paul Schwabe	53	Secretary and Director

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

There are no family relationships among our directors or executive officers.

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Mr. Marks is an “independent” director, as such term is used in Item 407 of Regulation S-K, as he is not member of management and has no other relationship with the Company that would render him not independent.

Audit Committee

We have not yet appointed an audit committee, and our Board of Directors currently acts as our audit committee. At the present time, we believe that the Board is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Audit Committee Financial Expert

Mr. Marks is an independent director and, by virtue of his education, business experience and experience with public company financial reports, including those of the Company, Mr. Marks satisfies the requirements for service as our audit committee financial expert.

Section 16 Compliance

The Company is not aware of any securities transaction during the fiscal year ended December 31, 2010, or subsequent thereto what would require a filing pursuant to Section 16 of the Exchange Act of 1934, as amended.

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

Summary Compensation Table

Name & Principal Position	Year	Accrued Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig Hodgkins	2010	0	0	0	0	0	0	0	0
President	2009	0	0	0	0	0	0	0	0

Timothy Levensaler	2010	0	0	0	0	0	0	0	0
Chief Operating Officer	2009	0	0	0	0	0	0	0	0

Katherine Ostruszka	2010	0	0	0	0	0	0	0	0
Chief Financial Officer	2009	0	0	0	0	0	0	0	0

Employment Agreements with Executive Officers

None

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Not applicable at this time

As of December 31, 2010, the Company has no outstanding options, restricted stocks or similar awards.

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($)(b)	Stock Awards ($)(c)	Option Awards ($)(d)	Non-Equity Incentive Plan Compensation ($)(e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($)(g)	Total ($)(h)
David M. Marks	0	0	0	0	0	0	0
Craig Hodgkins	0	0	0	0	0	0	0
Timothy Levensaler	0	0	0	0	0	0	0
Paul Schwabe	0	0	0	0	0	0	0

Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board.  As of December 31, 2010, none of the Company’s directors currently receive any compensation for their service on the Board of Directors

Item 12.                             Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of March 10, 2011 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percent of Total
David Marks	18,025,000	(3)	82.53%
Craig Hodgkins	1,005,000		4.60%
Capt. Timothy Levensaler	1,115,000		5.10%
Katherine Ostruszka	2,500		*
Paul Schwabe	2,500		*
Farwell Equity Partners II, LLC	18,000,000	(3)	82.41%
All Executive Officers and Directors as a Group (5 persons)	20,150,000		92.78%
* Less than 1%
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Marine Growth Ventures, Inc., 1818 N. Farwell Ave, Milwaukee, WI 53202.
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

(3)	David Marks is the managing member of Farwell Equity Partners II, LLC, and has sole investment and dispositive power with respect to all shares owned by such entity.

Item 13.                            Certain Relationships and Related Transactions

Revolving Note

On January 5, 2006 the Company entered into a Revolving Note (“Note A”) with an aggregate principal amount of $50,000 to Frank Crivello. Funds are advanced to us as needed to pay for ongoing operations. Note A had a maturity date of June 30, 2006. As a result of thirteen amendments to Note A, the principal amount of Note A was increased to $800,000 and the maturity date of Note A was extended to December 31, 2011. Note A has an interest rate of 10% and as of December 31, 2010, the principal balance was $59,500.

Revolving Note

On August 1, 2007, the Company issued a revolving note (“Note B”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note B had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note B bears an interest rate of 10%.   As a result of eight amendments to Note Be, the principal amount of Note B was increased to $850,000 and the maturity date was extended to December 31, 2011.    The principal balance on Note B was $907,313 as of December 31, 2010.

Promissory Note

On April 1, 2010, the Company signed a promissory note with Sichenzia, Ross, Friedman and Ference, LLP regarding their outstanding balance.  The note took the reconciled outstanding balance due of $269,881 and converted it to a promissory note.   The Company will pay interest upon the agreed amount at the rate of 5% per annum, payable upon the maturity date of April 1, 2013.   As of December 31, 2010, the principal balance on this loan was$269,881.

Promissory Note

On June 1, 2010, the Company signed a promissory note with Schreeder, Wheeler & Flint, LLP regarding their outstanding balance.   The note took the reconciled outstanding balance due of $120,000 and converted it to a promissory note.  The Company will pay interest upon the agreed amount at the rate of 5% per annum, payable on each June 1 during the term of the Note.  The Company shall also make principal payments of $20,000 on or before June 1, 2011 and June 1, 2012.  The remaining outstanding balance shall be due and payable upon the maturity date of April 1, 2013.    As of December 31, 2010, the principal balance on this loan was $120,000.

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

None

Item 14.                             Principal Accountant Fees and Services

The aggregate fees billed or accrued by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2010 and 2009 were $20,000 and $21,000, respectively.

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

3.1
Registrant's Certificate of Incorporation, incorporated by reference to Exhibit 3.1, to the Company's registration statement on Form SB-2 (the "SB-2"), filed with the Securities and Exchange Commission (the "SEC") on September 2, 2005.

3.2	Certificate of Amendment to Registrant's Certificate of Incorporation, incorporated by reference to Exhibit 3.2, to the Company's SB-2, filed with the SEC on September 2, 2005.

3.3	Certificate of Amendment to Registrant's Certificate of Incorporation, incorporated by reference to Exhibit 3.3, to the Company's SB-2, filed with the SEC on September 2, 2005.

3.4	Certificate of Amendment to Registrant's Certificate of Incorporation, incorporated by reference to Exhibit 3.4, to the Company's SB-2, filed with the SEC on September 2, 2005.

3.5	Registrant's By-Laws, incorporated by reference to Exhibit 3.5, to the Company's SB-2, filed with the SEC on September 2, 2005.

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

10.4	Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.4 of Form 8-K filed March 28, 2007)

10.5	First Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.5 of Form 8-K filed March 28, 2007)

10.6	Second Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.6 of Form 8-K filed March 28, 2007)

10.7	Third Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.7 of Form 8-K filed March 21, 2007)

10.8	Fourth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.8 of Form 8-K filed March 28, 2007)

10.9	Fifth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.9 of Form 8-K filed March 28, 2007)

10.1	Sixth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello. (incorporated by reference to Exhibit 10.10 of Form 8-K filed March 28, 2007)

10.11	Seventh Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.11 of Form 8-K filed March 28, 2007)

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

10.16
Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children's Trust, dated August 1, 2007 (incorporated by reference to Exhibit 10.2 of Form 8-K filed August 7, 2007)

10.17
First Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children's Trust, dated September 6, 2007 (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 10, 2007)

10.18	Tenth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.11 of Form 8-K filed September 25, 2007)

10.19
Second Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children's Trust, dated November 27, 2007 (incorporated by reference to Exhibit 10.3 of Form 8-K filed November 28, 2007)

10.2
Third Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children's Trust, dated January 4, 2008 (incorporated by reference to Exhibit 10.4 of Form 8-K filed January 8, 2008)

10.21
Forth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children's Trust, dated February 11, 2008 (incorporated by reference to Exhibit 10.5 of Form 8-K filed February 14, 2008)

10.22	Eleventh Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello, dated March 19, 2008 (filed herewith)

10.23
Fifth Amendment to the Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children's Trust, dated April 16, 2008 (incorporated by reference to Exhibit 10.6 of Form 8-K filed April 16, 2008)

10.24	Modification lf Agreement dated June 12, 2008 (incorporated by reference to Exhibit 10.1 of Form 8-k filed August 11, 2008)

10.25
Sixth Amendment to the Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children's Trust, dated June 25, 2008 (incorporated by reference to Exhibit 10.7 of Form 8-K filed June 26, 2008)

10.26	Notice of default under Marine Growth Loan Agreement with Greystone Business Credit II, LLC dated February 9, 2009 (incorporated by reference to Exhibit 2.1 of Form 8-K filed on February 13, 2009)

10.27
Seventh Amendment to the Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children's Trust, dated April 24, 2009 (incorporated by reference to Exhibit 10.35 of Form 10-Q filed on November 12, 2009)

10.28
Twelfth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello, dated April 24, 2009 (incorporated by reference to Exhibit 10.36 of Form 10-Q filed on November 12, 2009)

10.29
Eight Amended to the to the Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children's Trust, dated March 29, 2010 (incorporated by reference to Form 10k filed on March 30, 2010)

10.3
Thirteen Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello, dated March 29, 2010(incorporated by reference to Form 10k filed on March 30, 2010)

10.31	Amendment to Bylaws of Marine Growth Ventures, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-k field on June 1, 2009)

10.32	Settlement agreement with Greystone (incorporated by reference to Exhibit 10.1 of Form 8-k filed on December 8, 2009)

10.33	Employment agreement dated July 1, 2004 between the Company and Craig Hodgkins, incorporated by reference to Exhibit 10.1, to the Company's SB-2, filed with the SEC on September 2, 2005.

10.34	Employment agreement dated July 1, 2004 between the Company and Capt. Timothy Levensaler, incorporated by reference to Exhibit 10.2, to the Company's SB-2, filed with the SEC on September 2, 2005

10.35	Settlement agreement with Orlando (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 21, 2010)

10.36	Promissory Note, dated April, 2010, made by the Company to Sichenzia, Ross, Freidman & Ference, LLP in the amount of $269,881, filed herewith.

10.37	Promissory Note, dated June, 2010, made by the Company to Schreeder, Wheeler & Flint, LP in the amount of $120,000 filed herewith.

21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1, to the Company’s SB-2, filed with the SEC on September 2, 2005.

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act filed herewith

31.2	Certification of the CFO Pursuant to 13a-14(a) under the Exchange Act filed herewith

32.1	Certification of the CEO pursuant to 18 U.S.C Section 1350 filed herewith

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 filed herewith.

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
Katherine Ostruszka
Chief Financial Officer and Controller (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below, hereby authorizes Katherine Ostruszka and David Marks, either of them, as attorneys  in fact to sign on his or her behalf, individually, in each capacity stated below, and to file all amendments or supplements to this annual report on Form 10-K.

SIGNATURE	TITLE	DATE

/s/ David Marks	Chairman of the Board	March 30, 2011
David Marks

/s/ Craig Hodgkins	President and Director	March 30, 2011
Craig Hodgkins

/s/ Katherine Ostruszka	Chief Financial Officer and Controller (Principal Accounting Officer and Principal Financial Officer)	March 30, 2011
Katherine Ostruszka

/s/ Capt Timothy Levensaler	Chief Operating Officer and Director	March 30, 2011
Capt. Timothy Levensaler

/s/ Paul Schwabe	Secretary and Director	March 30, 2011
Paul Schwabe

Marine Growth Ventures, Inc.
And Subsidiaries
Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To The Board of Directors and
Shareholders of Marine Growth Ventures, Inc.

We have audited the accompanying consolidated balance sheets of Marine Growth Ventures, Inc. and its subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Growth Ventures, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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
March 30, 2011

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2010

ASSETS
	December 31, 2010	December 31, 2009
CURRENT ASSETS
Cash	$2,751	$1,570
Prepaid Expenses	-	482
Vessels Held for Sale	-	-
Total Current Assets	2,751	2,051

FIXED ASSETS, NET	87	453

OTHER ASSETS
Retainers	-	20,000
Other Deposits	-	1,656
Total Other Assets	-	21,656
TOTAL ASSETS	$2,838	$24,160

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
Accrued Payroll	$270,464	$270,248
Accounts Payable	188,431	309,547
Accrued Interest Payable	307,021	204,100
Accrued Expenses	1,500	325,527
Liabilities of Discontinued Operations	75,392	231,485
Note Payable – Other	927,313	810,163
Note Payable – Stockholder	59,500	59,500
Total Current Liabilities	1,829,621	2,210,570
LONG TERM LIABILITIES
Note Payable- Others	369,881	-
Total Long Term Liabilities	369,881	-
TOTAL LIABILITIES	2,199,502	2,210,570

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 5,000,000
shares authorized, none issued or outstanding
Common Stock, $0.001 par value, 100,000,000
shares authorized, 21,839,500 issued and outstanding	21,840	21,840
Additional Paid-In Capital	858,515	837,765
Accumulated Deficit	(3,028,392)	(3,000,974)
Accumulated Other Comprehensive (Loss)	(48,627)	(45,041)
Total Stockholders' Deficiency	(2,196,664)	(2,186,410)
TOTAL LIABILITIES & STOCKHOLDERS'
DEFICIENCY	$2,838	$24,160

See Accompanying Notes to Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2010 and 2009

	2010	2009
REVENUE
Ship Management Fees and Consulting Income	$-	$-
Total Revenue	-	-

Cost of Sales	-	-

NET REVENUE	-	-

EXPENSES
Payroll and Related Expenses	18,750	40,583
Professional Fees	(23,387)	171,690
General and Administrative Expenses	17,182	34,122
Total Expenses	12,545	246,395

LOSS FROM OPERATIONS	(12,545)	(246,395)

OTHER INCOME(EXPENSE)
Interest (Expense)	(102,921)	(80,826)
Sales Tax (Expense)	-	(1,773)
Other (Expense)	(3,044)	(11,972)
Total Other (Expense)	(105,966)	(94,571)

LOSS FROM CONTINUING OPERATIONS	$(118,511)	$(340,966)

INCOME FROM DISCONTIUNED OPERATIONS	91,093	$2,489,822

NET INCOME / (LOSS)	$(27,418)	$2,148,856

Basic and diluted Income/(Loss) per common share:
Continuing Operations	$(0.01)	$(0.02)
Discontinued Operations	0.01	0.12
Net Income/(Loss)	$(0.00)	$0.10

Weighted average number of common
shares outstanding - basic and diluted	21,789,637	21,789,637

See Accompanying Notes To Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries Consolidated Statements of Stockholders’ Deficiency For the Years Ended December 31, 2010 and 2009
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
Balance December 31, 2008	21,839,500	21,840	816,016	(5,149,830)	(34,723)	(4,346,697)
Donated rent & services	-	-	21,750	-	-	21,750
Forgiven Payroll for Stock	-	-	-	-	-	-
Foreign Currency Translation	-	-	-	-	(10,318)	(10,318)
Net Loss	-	-	-	2,148,856	-	2,148,856
Balance December 31, 2009	21,839,500	21,840	837,765	(3,000,974)	(45,041)	(2,186,410)
Donated rent & services	-	-	20,750	-	-	20,750
Foreign Currency Translation	-	-	-	-	(3,586)	(3,586)
Net Income / (Loss)	-	-	-	(27,418)	-	(27,418)
Balance December 31, 2010	21,839,500	$21,840	$858,515	$(3,028,392)	$(48,627)	$(2,196,664)

See Accompanying Notes To Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Statements of Cash Flow
For the Years Ended December 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net ( Loss) from Continuing Operations	$(118,511)	$(340,966)
Net Income from Discontinued Operations	91,093	2,489,822
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation & Amortization	366	365
Donated Rent & Services	20,750	21,750
Gain on Release of Asset	-	(2,683,809)
Changes in Operation Assets & Liabilities:
Retainers	20,000	(1,996)
Prepaid Insurance	482	(252)
Accrued Payroll	(155,877)	(7,894)
Accounts Payable & Accrued Expenses	(55,260)	279,687
Accrued Interest Payable	102,921	85,734
Other Current Assets	1,656	525
Net Cash Used by Operating Activities	(92,380)	(157,559)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Note Payable – Related Party	97,150	161,550
Net Cash Provided by Financing Activities	97,150	161,550

Currency Conversion Gain/Loss	(3,589)	(10,318)

NET INCREASE (DECREASE) IN CASH:	1,181	(6,327)

BEGINNING CASH	1,570	7,897

ENDING CASH	$2,751	$1,570

SUPPLEMENTAL DISCLOSURES OF CASH ITEMS
Interest Paid	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITES
Accrued Expenses Converted to Notes Payable	$269,881	$-
Accounts Payable Converted to Notes Payable	120,000	-
Notes Payable for Professional Fees	(389,881)	-

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

The Company had no significant business operations until its acquisition of Sophlex on September 1, 2004.  Sophlex, which was founded in 1999, provided ship crewing and management services to vessel owners and operators in the United States and abroad.   The founder and the sole shareholder of Sophlex at the time of the acquisition is the current Chief Operating Officer of the Company.   At the time acquisition both companies were private entities.

During the twelve months ended December 31, 2010, the Company discontinued all marine operations with the loss of the remaining vessel and is currently pursuing other business opportunities inside and outside the shipping industry.

B.  Going Concern

Since its inception, the Company has been dependent upon the proceeds of loans from its stockholders and the receipt of capital investments to fund its continuing activities.  The Company has incurred operating losses since its inception.  The Company expects to incur significant increasing operating losses over the next several years until we can maintain a consistent revenue stream.   There is no assurance that the Company’s developmental and marketing efforts will be successful.   The Company will continue to require the infusion of capital or loans until operations become profitable.  There can be no assurance that the Company will ever achieve any revenues or profitable operations from the sale of its proposed products.  The Company is seeking additional capital at this time.  During the twelve months ended December 31, 2010, the Company had a net loss of $27,418 and a negative cash flow from operations of $92,380 and as December 31, 2010, the Company had a working capital deficiency of $1,829,621 and a stockholders’ deficiency of $2,196,664.  As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C.  Bankruptcy of Marine Growth Canada, Ltd., a wholly owned subsidiary of Marine Growth Ventures, Inc.

On July 2, 2009, the Supreme Court of the British Columbia in Bankruptcy declared Marine Growth Canada, Ltd (“MGC”) bankrupt under the laws of British Columbia.   The court appointed a Trustee to manage the affairs and property of Marine Growth Canada, Ltd.

The assets of MGC total $1,193 and the liabilities total $72,122 at December 31, 2010.   At this time the trustee has notified us that there are minimal assets that remain to be distributed to creditors.

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

The carrying amounts of the Company’s financial instruments, including cash, accrued payroll, accounts payable, accrued expenses, and note payable - stockholder at December 31, 2010, approximate their fair value because of their relatively short-term nature.

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

(G)	Deposits

Deposits as of December 31, 2010 included office rental security deposit and utility deposit.  Deposits are reduced as charges are incurred or the funds are returned.

(H)	Accrued Expenses

Accrued expenses as of December 31, 2010 were comprised of accrued professional fees.

(I)	Loss Per Share

 Net loss per  share (basic and diluted) has been computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during each period.  Common stock equivalents were not included in the calculation of diluted loss per share as there were none outstanding during the periods presented as well as their effect would be anti-dilutive.

(J)	Segment Reporting

FASB ASC 280-10-50, “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  Currently, ASC 280-10-50 has no effect on the Company’s financial statements as substantially all of the Company’s operations are conducted in one industry segment during the years ended December 31, 2010 and 2009.

(K)	Reclassifications

Certain reclassifications have been made to the previously reported amounts to conform to the Company's current year presentation with respect to the Consolidated Balance Sheets, the Consolidated Statement of Operations and the Consolidated Statements of Cash Flows.   There were no effects of this reclassification on the loss or the net cash used by operating activities.

(L)	Recent Accounting Pronouncements

Management is of the opinion that none of the recent accounting pronouncements will have a material impact on our financial statements.

Note 3- Related Party Transactions

On January 5, 2006 the Company entered into a Revolving Note (“Note A”) with an aggregate principal amount of $50,000 to Frank Crivello. Funds are advanced to us as needed to pay for ongoing operations. Note A had a maturity date of June 30, 2006. As a result of thirteen amendments to Note A, the principal amount of Note A was increased to $800,000 and the maturity date of Note A was extended to December 31, 2011. Note A has an interest rate of 10%.   As of December 31, 2010, the balance on this loan is $132,331 ($59,500 in principal and $72,831 in interest).

On August 1, 2007, the Company issued a revolving note (“Note B”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note B had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note B bears an interest rate of 10%.   As a result of eight amendments to Note B, the principal amount of Note B was increased to $850,000 and the maturity date was extended to December 31, 2011. During the twelve months ended December 31, 2010, the Company received $97,150 on this loan.  As of December 31, 2010, the balance on this loan is $1,127,888 ($907,313 in principal and $220,575 in interest).

The Company utilizes space in Milwaukee, Wisconsin owned by an entity controlled by the Chairman of the Board of Directors.    The fair market value of this rent was $1000 per month in and was recorded as $12,000 rent expense and a corresponding related party liability for the twelve months ended December 31, 2010.  On March 1, 2010, the Company entered into a month-to-month lease agreement with an entity controlled by the Chairman of the Board of Directors for $1,000 per month.  During the twelve months ended December 31, 2010, $2,000 of the $12,000 debt was forgiven and converted into additional paid in capital.

The Company utilizes employees of an entity controlled by the Chairman of the Board of Directors.    The value of the work done by the employees of the entity controlled by the Chairman of the Board of Directors equated to $19,750 during the twelve months ending December 31, 2010.  These services and a corresponding related party liability was recorded.  During the twelve months ended December 31, 2010, this debt was forgiven and converted into additional paid in capital.

Note 4 – Notes Payable - Others

During the twelve months ending December 31, 2010, the Company signed a promissory note with Sichenzia, Ross, Friedman and Ference, LLP regarding their outstanding balance.  The note took the reconciled outstanding balance due of $269,881 and converted it to a promissory note.   The Company will pay interest upon the agreed amount at the rate of 5% per annum, payable upon the maturity date of April 1, 2013.

During the twelve months ending December 31, 2010, the Company signed a promissory note with Schreeder, Wheeler & Flint, LLP regarding their outstanding balance.   The note took the reconciled outstanding balance due of $120,000 and converted it to a promissory note.  The Company will pay interest upon the agreed amount at the rate of 5% per annum, payable on each June 1 during the term of the Note.  The Company shall also make principal payments of $20,000 on or before June 1, 2011 and June 1, 2012.  The remaining outstanding balance shall be due and payable upon the maturity date of April 1, 2013.

Note 5 – Fixed Assets

Fixed assets as of December 31, 2010 and 2009 consisted of:

	December 31, 2010	December 31, 2009
Office Furniture	$1,286	$1,286
Computer Equipment	1,827	1,827
Less: Accumulated Depreciation	(3,026)	(2,660)
Fixed Assets, net	$87	453

Depreciation expense for the twelve months ended December 31, 2010 and 2009 amounted to $366 and $366, respectively.

Note 6 – Greystone Business Credit II, LLC

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

Note 7 – Income Tax

Differences between the tax provision computed using the statutory federal income tax rate and the effective income tax rate on operations is as follows:

	2010	2009

U.S. Federal Statutory Rate	$(9,322)	$(298,062)
Foreign Statutory Rate	(0)	(438,865)

Total	(9,322)	(731,927)

Tax Benefit not provided due to valuation allowance	9,322	731,927
	$0	$0

The valuation decreased by $9,322 in 2010 and increased $23,315 in 2009.

As of December 31, 2010, the Company has a net operating loss carryforward for U.S Federal Income tax purposes in the aggregate of $3,088,548, which expire at various dates through 2031.

Components of the Company’s U.S. deferred tax assets are as follows:

	2010	2009
U.S deferred tax assets:
U.S. tax benefits related to net operating loss carry forwards	$937,688	$928,366

Valuation allowance for U.S. deferred tax assets	(937,688)	(928,366)
Net U.S. deferred tax assets	$0	$0

The valuation allowance decreased by $9,322 in 2010 and decreased by 671,927 in 2009.

Note 8 – Operating Leases

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

Rent expense charged to operations was $12,000 and $22,419 in 2010 and 2009, respectively.

Note 9 – Babe

On August 28, 2007, Fractional Marine, Inc., a wholly owned subsidiary of Marine Growth Ventures, Inc., entered into a Bareboat Sub-Charter with an individual pursuant to which that individual will charter hire the M/V Babe for $6,000 per month until February 1, 2008 upon which time the individual has a purchase option.   As part of this agreement, the individual was to place a $180,000 security deposit for the boat.  The deposit would be non-refundable if the individual did not purchase the boat.   The individual did not purchase the boat and defaulted on the bareboat sub-charter.  On April 21, 2008, the M/V Babe was repossessed by the Company and the obligors were not released from their secured and unsecured obligations.  The Company had taken a full reserve against the $180,000 based upon the possible collectability of the money owed to the Company and the costs that will be incurred to collect these funds.  The Company is currently seeking recovery against these obligations, anticipates taking action in the first quarter of 2011.  The net recovery will be reflected as income to the Company.

Note 10 – Euro Oceans, Co.

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

The Company made all payments per the agreement.

Note 11 – Discontinued Operations

The Company, as one of several parties adverse to claims made by Frank J. Orlando (“Orlando”), for wages and consulting fees, on December 17, 2010, entered into an agreement with Orlando to settle such claims.  In consideration for a payment by the Company of $25,000, Orlando and the Company have executed and delivered mutual releases of claims.  Due to this settlement and the settlement with Euro Oceans, Co (see note 10), the Company generated income from discontinued operations of $91,093.

Discontinued Liabilities consist of accounts payable items generated during the discontinued operations.

The carrying amounts of the liabilities of discontinued operations at December 31, 2010 and 2009, were as follows:

	December 31, 2010	December 31, 2009
Current Liabilities of Discontinued
Operations:

Accrued Payroll	$0	$156,093
Accounts Payable	75,392	75,392
Total	$75,392	$231,485

Income from Discontinued Operations for the period ending December 31, 2010 and 2009, were as follows:

	December 31, 2010	December 31,2009

Expenses From Discontinued Operations
Payroll	(156,093)	0
Professional Fees	65,000	0
Operating Expenses	0	65,861
Extinguishment Gain	0	(2,683,809)
Interest	0	128,126
Total Expenses:	(91,093)	(2,489,822)

Income From Discontinued Operations:	91,093	2,489,822