Form 10-K/A
period 2010-12-31
MARINE GROWTH VENTURES INC
filed 2011-05-12
CIK 1334794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1
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

This annual report of Marine Growth Ventures, Inc. (the “Company”), for the fiscal year ended December 31, 2010, filed on Form 10-K with the Securities and Exchange Commission (the “SEC”) on March 30, 2010, is hereby amended to provide amended financial statements and financial statement disclosure.

EXPLANATORY NOTE:

This Amendment No. 1 to our Annual Report on Form 10-K for the period ended December 31, 2010, gives effect to revised disclosure in the financial statements.  As more fully discussed in Note 12 to the accompanying condensed consolidated financial statements, the purpose of this Amendment is to restate our audited financial statements, and Part II, Item 7 Management’s Discussion and Analysis to address the understatement of professional fees in the year ended December 31, 2010.

MARINE GROWTH VENTURES, INC.
FORM 10-K / A
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

Risks Related to Our Business

We Have A History Of Operating Losses And Accumulated Deficit.  There Is No Certainty That We Will Ever Achieve Profitability.

We have incurred operating losses of $3,059,192 since inception. We expect to incur significant increases in operating losses over the next several years.  Our ability to achieve profitability depends upon our ability to identify and operate a new business.  There can be no assurance that we will ever achieve any revenues or profitable operations from the sale of our timeshare products.

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

Results of Operations

Since our inception, we have been dependent upon the proceeds of loans from our stockholders and the receipt of capital investment to fund our continuing activities.  We have incurred operating losses since our inception.  We expect to incur significant increasing operating losses over the next several years, primarily due to the expansion of our business. We will continue to require the infusion of capital until operations become profitable.  We had a net loss of $58,218 and a negative cash flow from operations of $92,380 for the twelve months ended December 31, 2010.

Twelve Months Ended December 31, 2010 and 2009:

Payroll and Related Expenses:   Payroll and related expenses were $18,750 for the twelve months ended December 31, 2010 compared to $40,583 for the twelve months ended December 31, 2009, representing a decrease of $21,833.  The decrease in payroll was primarily due a decrease in health insurance benefits of $20,312.

Professional Fees:   Professional fees were $7,413 for the twelve months ended December 31, 2010 compared to $171,690 for the twelve months ended December 31, 2009.   Professional fees decreased by $164,277 in the twelve months ended December 31, 2010.   The change in professionals is primarily due to an increase in accounting fees of $15,907 a decrease in legal fees of $173,755, and a decrease in other profession fees of $6,239.  The decrease is primarily attributed to the settlement with Greystone.

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

Loss from Continuing Operations:  Loss before income taxes was $149,311 and $340,966 for the twelve months ended December 31, 2010 and 2009, respectively. The decrease in net loss primarily attributed to the decrease in professional fees.

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

As result of the amended financials for the period ended December 31, 2010, management identified a weakness in its review process of accounts payable.

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

MARINE GROWTH VENTURES, INC.

Dated: May 12, 2011	By:	/s/ Craig Hodgkins
Craig Hodgkins
President and Director (Principal Executive Officer)

Dated: May 12, 2011	By:	/s/ Katherine Ostruszka
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

SIGNATURE	TITLE	DATE

/s/ David Marks *	Chairman of the Board	May 12, 2011
David Marks

/s/ Craig Hodgkins	President and Director	May 12, 2011
Craig Hodgkins

/s/ Katherine Ostruszka	Chief Financial Officer and Controller (Principal Accounting Officer and	May 12, 2011
Katherine Ostruszka	Principal Financial Officer)

/s/ Capt Timothy Levensaler *	Chief Operating Officer and Director	May 12, 2011
Capt. Timothy Levensaler

/s/ Paul Schwabe *	Secretary and Director	May 12, 2011
Paul Schwabe

*by Katherine Ostruszka, as attorney-in-fact

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

/s/ Demetrius & Company,  L.L.C.

Wayne, New Jersey 07470
March 30, 2011 except for Note 12, for which the date is May 11, 2011

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2010 and 2009

ASSETS
	December 31, 2010 (Restated)	December 31, 2009
CURRENT ASSETS
Cash	$2,751	$1,570
Prepaid Expenses	-	482
Vessels Held for Sale	-	-
Total Current Assets	2,751	2,051

FIXED ASSETS, NET	87	453

OTHER ASSETS
Retainers	-	20,000
Other Deposits	-	1,656
Total Other Assets	-	21,656
TOTAL ASSETS	$2,838	$24,160

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
Accrued Payroll	$270,464	$270,248
Accounts Payable	219,231	309,547
Accrued Interest Payable	307,021	204,100
Accrued Expenses	1,500	325,527
Liabilities of Discontinued Operations	75,392	231,485
Note Payable – Other	927,313	810,163
Note Payable – Stockholder	59,500	59,500
Total Current Liabilities	1,860,421	2,210,570
LONG TERM LIABILITIES
Note Payable- Others	369,881	-
Total Long Term Liabilities	369,881	-
TOTAL LIABILITIES	2,230,302	2,210,570

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 5,000,000
shares authorized, none issued or outstanding
Common Stock, $0.001 par value, 100,000,000
shares authorized, 21,839,500 issued and outstanding	21,840	21,840
Additional Paid-In Capital	858,515	837,765
Accumulated Deficit	(3,059,192)	(3,000,974)
Accumulated Other Comprehensive (Loss)	(48,627)	(45,041)
Total Stockholders' Deficiency	(2,227,464)	(2,186,410)
TOTAL LIABILITIES & STOCKHOLDERS'
DEFICIENCY	$2,838	$24,160

See Accompanying Notes to Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2010 and 2009

	2010 (Restated)	2009
REVENUE
Ship Management Fees and Consulting Income	$-	$-
Total Revenue	-	-

Cost of Sales	-	-

NET REVENUE	-	-

EXPENSES
Payroll and Related Expenses	18,750	40,583
Professional Fees	7,413	171,690
General and Administrative Expenses	17,182	34,122
Total Expenses	43,345	246,395

LOSS FROM OPERATIONS	(43,345)	(246,395)

OTHER INCOME(EXPENSE)
Interest (Expense)	(102,921)	(80,826)
Sales Tax (Expense)	-	(1,773)
Other (Expense)	(3,044)	(11,972)
Total Other (Expense)	(105,966)	(94,571)

LOSS FROM CONTINUING OPERATIONS	$(149,311)	$(340,966)

INCOME FROM DISCONTIUNED OPERATIONS	91,093	$2,489,822

NET INCOME / (LOSS)	$(58,218)	$2,148,856

Basic and diluted Income/(Loss) per common share:
Continuing Operations	$(0.01)	$(0.02)
Discontinued Operations	0.01	0.12
Net Income/(Loss)	$(0.00)	$0.10

Weighted average number of common
shares outstanding - basic and diluted	21,789,637	21,789,637

See Accompanying Notes To Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries Consolidated Statements of Stockholders’ Deficiency For the Years Ended December 31, 2010 and 2009
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
Balance December 31, 2008	21,839,500	21,840	816,016	(5,149,830)	(34,723)	(4,346,697)
Donated rent & services	-	-	21,750	-	-	21,750
Forgiven Payroll for Stock	-	-	-	-	-	-
Foreign Currency Translation	-	-	-	-	(10,318)	(10,318)
Net Loss	-	-	-	2,148,856	-	2,148,856
Balance December 31, 2009	21,839,500	21,840	837,765	(3,000,974)	(45,041)	(2,186,410)
Donated rent & services	-	-	20,750	-	-	20,750
Foreign Currency Translation	-	-	-	-	(3,586)	(3,586)
Net Income / (Loss)	-	-	-	(58,218)	-	(58,218)
Balance December 31, 2010 (Restated)	21,839,500	$21,840	$858,515	$(3,059,192)	$(48,627)	$(2,227,464)

See Accompanying Notes To Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Statements of Cash Flow
For the Years Ended December 31, 2010 and 2009
	2010 (Restated)	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net ( Loss) from Continuing Operations	$(149,311)	$(340,966)
Net Income from Discontinued Operations	91,093	2,489,822
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation & Amortization	366	365
Donated Rent & Services	20,750	21,750
Gain on Release of Asset	-	(2,683,809)
Changes in Operation Assets & Liabilities:
Retainers	20,000	(1,996)
Prepaid Insurance	482	(252)
Accrued Payroll	(155,877)	(7,894)
Accounts Payable & Accrued Expenses	(24,460)	279,687
Accrued Interest Payable	102,921	85,734
Other Current Assets	1,656	525
Net Cash Used by Operating Activities	(92,380)	(157,559)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Note Payable – Related Party	97,150	161,550
Net Cash Provided by Financing Activities	97,150	161,550

Currency Conversion Gain/Loss	(3,589)	(10,318)

NET INCREASE (DECREASE) IN CASH:	1,181	(6,327)

BEGINNING CASH	1,570	7,897

ENDING CASH	$2,751	$1,570

SUPPLEMENTAL DISCLOSURES OF CASH ITEMS
Interest Paid	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITES
Accrued Expenses Converted to Notes Payable	$269,881	$-
Accounts Payable Converted to Notes Payable	120,000	-
Notes Payable for Professional Fees	(389,881)	-

See Accompanying Notes To Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2010 and 2009

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

B.  Going Concern

Since its inception, the Company has been dependent upon the proceeds of loans from its stockholders and the receipt of capital investments to fund its continuing activities.  The Company has incurred operating losses since its inception.  The Company expects to incur significant increasing operating losses over the next several years until we can maintain a consistent revenue stream.   There is no assurance that the Company’s developmental and marketing efforts will be successful.   The Company will continue to require the infusion of capital or loans until operations become profitable.  There can be no assurance that the Company will ever achieve any revenues or profitable operations from the sale of its proposed products.  The Company is seeking additional capital at this time.  During the twelve months ended December 31, 2010, the Company had a net loss of $58,218 and a negative cash flow from operations of $92,380 and as December 31, 2010, the Company had a working capital deficiency of $1,857,670 and a stockholders’ deficiency of $2,227,464.  As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 7 – Income Tax

Differences between the tax provision computed using the statutory federal income tax rate and the effective income tax rate on operations is as follows:

	2010	2009

U.S. Federal Statutory Rate	$(19,793)	$(298,062)
Foreign Statutory Rate	(0)	(438,865)

Total	(19,793)	(731,927)

Tax Benefit not provided due to valuation allowance	19,793	731,927
	$0	$0

The valuation decreased by $19,793 in 2010 and increased $23,315 in 2009.

As of December 31, 2010, the Company has a net operating loss carryforward for U.S Federal Income tax purposes in the aggregate of $3,119,348, which expire at various dates through 2031.

Components of the Company’s U.S. deferred tax assets are as follows:

	2010	2009
U.S deferred tax assets:
U.S. tax benefits related to net operating loss carry forwards	$948,159	$928,366

Valuation allowance for U.S. deferred tax assets	(948,159)	(928,366)
Net U.S. deferred tax assets	$0	$0

The valuation allowance decreased by $19,793 in 2010 and decreased by 671,927 in 2009.

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

Note 12 - Restatements

The accompanying audited consolidated financial statements have been restated for the matters discussed below. All associated footnote disclosures have been revised for the matters giving rise to the financial statement restatements.

Professional Fees:

The Company had originally understated professional fees in the amount of $30,800.

Reconciliation of accounts as previously reported and as restated:

The following table illustrates the effects on the account classifications resulting from the above restatements:

		Restatement
Balance Sheet as of December 31, 2010	As Reported	Adjustments	As Restated
Accounts Payable	$188,431	$30,800	$219,231
Total Current Liabilities	1,829,621	30,800	1,860,421
Total Liabilities	2,199,502	30,800	2,230,302
Accumulated Deficit	(3,028,392)	30,800	(3,059,192)
Total Stockholders’ Deficiency	(2,196,664)	30,800	(2,227,464)
Statement of Operations, Year Ended December 31, 2010
Professional Fees	(23,387)	30,800	7,413
Loss from Operations	(12,545)	30,800	(43,345)
Net income (loss)	(27,418)	30,800	(58,218)