Form 10-Q
period 2011-03-31
MARINE GROWTH VENTURES INC
filed 2011-05-13
CIK 1334794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by a check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X ]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   No 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [X]   No   [ ]

Indicate by a check mark whether the registrant is (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of  March 31, 2011 – 21,839,500 shares of common stock.

MARINE GROWTH VENTURES, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Balance Sheets

ASSETS
	March 31, 2011 (Unaudited)	December 31, 2010 (Audited - Restated)
CURRENT ASSETS
Cash	$3,820	$2,751
Prepaid Expenses	-	-
Total Current Assets	3,820	2,751

FIXED ASSETS, NET	-	87

OTHER ASSETS
Retainers	-	-
Other Deposits	-	-
Total Other Assets	-	-
TOTAL ASSETS	$3,820	$2,838

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
Accrued Payroll	$270,595	$270,464
Accounts Payable	212,789	219,231
Accrued Interest Payable	335,821	307,021
Accrued Expenses	10,000	1,500
Liabilities of Discontinued Operations	75,392	75,392
Note Payable – Stockholder	59,500	59,500
Note Payable - Others	952,813	927,313
Total Current Liabilities	1,916,910	1,860,421

LONG TERM LIABILITIES
Note Payable – Others	369,881	369,881
Total Long Term Liabilities	369,881	369,881
TOTAL LIABILTIES	2,286,791	2,230,302

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 5,000,000
shares authorized, none issued or outstanding
Common Stock, $0.001 par value, 100,000,000
shares authorized, 21,839,500 issued and outstanding	21,840	21,840
Additional Paid-In Capital	863,202	858,515
Accumulated Deficit	(3,117,214)	(3,059,192)
Accumulated Other Comprehensive (Loss)	(50,799)	(48,627)
Total Stockholders' Deficiency	(2,282,971)	(2,227,464)
TOTAL LIABILITIES & STOCKHOLDERS'
DEFICIENCY	$3,820	$2,838

See Accompanying Notes to Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consoldiated Statement of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
REVENUE	$	$
(COST OF SALES)
GROSS PROFIT (LOSS)	-		-

EXPENSES
Payroll and Related Expenses	4,827		4,688
Professional Fees	18,574		27,138
General and Administrative Expenses	5,354		3,551
Total Expenses	28,755		35,377

LOSS FROM OPERATIONS	(28,755)		(35,377)

OTHER EXPENSE
Interest	28,800		21,935
Other	466		772
Total Other Expense	29,266		22,707

LOSS FROM CONTINUING OPERATIONS	$(58,021)		$(58,084)

LOSS FROM DISCONTINUED OPERATIONS	-		(40,000)

NET INCOME/(LOSS)	$(58,021)		$(98,084)

Basic and diluted loss per common share
Continuing Operations	$(0.00)	$	(0.00)
Discontinued Operations	$(0.00)	$	(0.00)

Weighted average number of common
shares outstanding - basic and diluted	21,839,500		21,839,500

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) from Continuing Operations	$(58,021)	$(58,084)
Net Income from Discontinued Operations	-	(40,000)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation & Amortization	87	91
Donated Rent & Services	4,687	6,687
Extinguishment Gain	-	-
Changes in Operation Assets & Liabilities:
Prepaid Expense	-	321
Retainer	-	20,000
Prepaid Insurance	-	-
Accrued Payroll	131	138
Accounts Payable & Accrued Expenses	2,057	45,772
Accrued Interest Payable	28,800	21,935
Net Cash Used by Operating Activities	(22,259)	(3,140)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Note Payable – Related Party	25,500	5,500
Net Cash Provided by Financing Activities	25,500	5,500

Currency Conversion Gain/Loss	(2,172)	(2,300)

NET INCREASE (DECREASE) IN CASH:	1,069	60

BEGINNING CASH	2,751	1,570

ENDING CASH	$3,820	$1,630

SUPPLEMENTAL DISCLOSURES OF CASH ITEMS
Interest Paid	$-	$-
Income Taxes Paid	-	-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITES

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of March 31, 2011 (Unadudited)

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

During the three months ended March 31, 2011, the Company discontinued all marine operations with the loss of the remaining vessel and is currently pursuing other business opportunities inside and outside the shipping industry.

B.  Going Concern

Since its inception, the Company has been dependent upon the proceeds of loans from its stockholders and the receipt of capital investments to fund its continuing activities.  The Company has incurred operating losses since its inception.  The Company expects to incur significant increasing operating losses over the next several years until we can maintain a consistent revenue stream.   There is no assurance that the Company’s developmental and marketing efforts will be successful.   The Company will continue to require the infusion of capital or loans until operations become profitable.  There can be no assurance that the Company will ever achieve any revenues or profitable operations from the sale of its proposed products.  The Company is seeking additional capital at this time.  During the three months ended March 31, 2011, the Company had a net loss of $58,021 and a negative cash flow from operations of $22,259 and as March 31, 2011, the Company had a working capital deficiency of $1,913,090 and a stockholders’ deficiency of $2,252,171.  As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C.  Bankruptcy of Marine Growth Canada, Ltd., a wholly owned subsidiary of Marine Growth Ventures, Inc.

On July 2, 2009, the Supreme Court of the British Columbia in Bankruptcy declared Marine Growth Canada, Ltd (“MGC”) bankrupt under the laws of British Columbia.   The court appointed a Trustee to manage the affairs and property of Marine Growth Canada, Ltd.

The assets of MGC total $1,230 and the liabilities total $74,330 at March  31, 2011.   At this time the trustee has notified us that there are minimal assets that remain to be distributed to creditors.

Note 2 - Summary of Significant Accounting Policies

(A)	Principles of Consolidation

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

(D)	Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited.   In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations.   The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2010 appearing in Form 10K filed on March 30, 2011.

(E)	Recent Accounting Pronouncements

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

Note 3- Related Party Transactions

On January 5, 2006 the Company entered into a Revolving Note (“Note A”) with an aggregate principal amount of $50,000 to Frank Crivello. Funds are advanced to us as needed to pay for ongoing operations. Note A had a maturity date of June 30, 2006. As a result of thirteen amendments to Note A, the principal amount of Note A was increased to $800,000 and the maturity date of Note A was extended to December 31, 2011. Note A has an interest rate of 10%.   As of March 31, 2011, the balance on this loan is $133,798 ($59,500 in principal and $74,298 in interest).

On August 1, 2007, the Company issued a revolving note (“Note B”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note B had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note B bears an interest rate of 10%.   As a result of eight amendments to Note B, the principal amount of Note B was increased to $850,000 and the maturity date was extended to December 31, 2011. During the three months ended March 31, 2011, the Company received $20,500 on this loan.  As of March 31, 2011, the balance on this loan is $1,175,414 ($932,313 in principal and $243,101 in interest).

The Company utilizes space in Milwaukee, Wisconsin owned by an entity controlled by the Chairman of the Board of Directors.   On March 1, 2010, the Company entered into a month-to-month lease agreement with an entity controlled by the Chairman of the Board of Directors for $1,000 per month.

The Company utilizes employees of an entity controlled by the Chairman of the Board of Directors.    The value of the work done by the employees of the entity controlled by the Chairman of the Board of Directors equated to $4,827 during the three months ending March 31, 2011.  These services and a corresponding related party liability was recorded.  During the three months ended March 31, 2011, this debt was forgiven and converted into additional paid in capital.

Note 4 – Notes Payable - Others

In April, 2010, the Company signed a promissory note with Sichenzia, Ross, Friedman and Ference, LLP regarding their outstanding balance.  The note took the reconciled outstanding balance due of $269,881 and converted it to a promissory note.   The Company will pay interest upon the agreed amount at the rate of 5% per annum, payable upon the maturity date of April 1, 2013.

In June, 2010, the Company signed a promissory note with Schreeder, Wheeler & Flint, LLP regarding their outstanding balance.   The note took the reconciled outstanding balance due of $120,000 and converted it to a promissory note.  The Company will pay interest upon the agreed amount at the rate of 5% per annum, payable on each June 1 during the term of the Note.  The Company shall also make principal payments of $20,000 on or before June 1, 2011 and June 1, 2012.  The remaining outstanding balance shall be due and payable upon the maturity date of April 1, 2013.

Note 5 – Discontinued Operations

Discontinued Liabilities consist of accounts payable items generated during the discontinued operations.

The carrying amounts of the liabilities of discontinued operations at March 31, 2011 and December 31, 2010, were as follows:

Current Liabilities of Discontinued
Operations:

Accounts Payable	$75,392	$75,392
Total	$75,392	$231,485

Income from Discontinued Operations for the period ending March 31, 2011 and 2010, were as follows:

	March 31, 2011	March 31,2010

Expenses From Discontinued Operations
Professional Fees	$0	$40,000
Total Expenses:	0	40,000

Loss From Discontinued Operations:	$0	$(40,000)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward-Looking Statements

This Quarterly Report of Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements.   All statements other than statements of historical fact made in report are forward looking.  In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements.  These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words.  No assurances can be given that the future results anticipated by the forward-looking statements will be achieved.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Our actual results may differ significantly from management’s expectations. The potential risks and uncertainties that could cause our actual results to differ materially from those expressed or implied herein are set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Results of Operations

Since our inception, we have been dependent upon the proceeds of loans from our stockholders and the receipt of capital investment to fund our continuing activities.  We have incurred operating losses since our inception.  We expect to incur significant increasing operating losses over the next several years until we can maintain a consistent revenue stream. We will continue to require the infusion of capital until operations become profitable.  Presently, we have no commitments to provide such capital.   We had a loss from operations of $58,021 and a negative cash flow from operations of $22,259 for the three months ended March 31, 2011.

Three Months Ended March 31, 2011 and 2010:

Payroll and Related Expenses:   Payroll and related expenses were $4,827 for the three months ended March 31, 2011 compared to $4,688 for the three months ended March 31, 2010, representing an increase of $139.  The increase in payroll was due to an increase in payroll reporting fees.

Professional Fees:   Professional fees were $18,574 for the three months ended March 31, 2011 compared to $27,138 for the three months ended March 31, 2010.   Professional fees decreased by $8,564 in the tthree months ended March 31, 2011.   The change in professionals is primarily due to a decrease in accounting fees.

General and Administrative Expenses:  General and administrative expenses were $5,354 and $3,552 for the three months ended March 31, 2011 and 2010, respectively.  General and administrative expenses increased by $1,802 in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.   This increase is primarily due to an increase in filing fees of $2,187 offset by a decrease in insurance of $321.

Other Expenses:  Other Expenses were $29,266 and $22,707 for the three months ended March 31, 2011 and 2010, respectively.   Other Expenses increased by $6,559 for the three months ended March 31, 2011.    This increase was primarily due to an increase in interest.

Loss from Continuing Operations:  Loss before income taxes was $58,021 and $58,084 for the three months ended March 31, 2011 and 2010, respectively, for a decrease of $63.

Loss from Discontinued Operations:  Loss  before income taxes was $0 and $40,000 for the three months ended March 31, 2011 and 2010, respectively. The decrease in net loss is attributed to the settlement agreement with Euro Oceans.

Liquidity and Capital Resources

For the three months ended March 31, 2011, we had a negative cash flow from operations of $22,259 compared to a negative cash flow of $3,140 as of March 31, 2010, an increase in the negative cash flow of $19,119.  Since inception, we have been dependent upon proceeds of loans from our stockholders and receipt of capital investment to fund our continuing activities.

The balance at March  31, 2011 on Revolving Note “A” issued on January 5, 2006 was $133,798 ($59,500 in principal and $74,298 in accrued interest).

The Company borrowed an additional $20,500 on the Revolving Note “B” issued on August 1, 2007, during the three months ended March 31, 2011.   At March 31, 2011 the balance on this note was $1,175,414 ($932,313 in principal and $243,101 in accrued interest).

On April 1, 2010, the Company signed a promissory note with Sichenzia, Ross, Friedman and Ference, LLP regarding their outstanding balance.  The note took the reconciled outstanding balance due of $269,881 and converted it to a promissory note.   The Company will pay interest upon the agreed amount at the rate of 5% per annum, payable upon the maturity date of April 1, 2013.   As of March 31, 2011, the balance on this loan is $283,338 ($269,881 in principal and $13,457 in interest.)

               On June 1, 2010, the Company signed a promissory note with Schreeder, Wheeler & Flint, LLP regarding their outstanding balance.   The note took the reconciled outstanding balance due of $120,000 and converted it to a promissory note.  The Company will pay interest upon the agreed amount at the rate of 5% per annum, payable on each June 1 during the term of the Note.  The Company shall also make principal payments of $20,000 on or before June 1, 2011 and June 1, 2012.  The remaining outstanding balance shall be due and payable upon the maturity date of April 1, 2013.    As of March 31, 2011, the balance on this loan is $124,981 ($120,000 in principal and $4,981 in interest.)

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

Effect of Inflation

Management believes that inflation has not had a material effect on its operations for the periods presented.

 Climate Change

Management believes that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Going Concern:

Our ability to continue as a going concern is dependent on our ability to obtain additional funds through debt and equity funding as well as from sales of various services.   As we note in our consolidated balance sheets as of March  31, 2011 and December 31, 2010 as well as our related consolidated statements of operations, and cash flows for the period ended March 31, 2011 and 2010, we have experienced, and expect to continue to experience, recurring net losses, negative cash flows from operations, limited amount of funds on our balance sheet.  Accordingly, we have substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - None

ITEM 4-T – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms.   This information is also accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported herein.  Based on that evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2011 because of the material weaknesses disclosed below.

           As part of our quarterly evaluation of the effectiveness, design and operation of our disclosure controls and procedures described above, we have concluded that the following material weaknesses in internal control over financial reporting that existed at December 31, 2010 continued to exist at March 31, 2011:

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  [Removed and Reserved]

Item 5.  Other Information

On August 1, 2007, the Company issued a revolving note (“Note B”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note B had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note B bears an interest rate of 10%.   As a result of eight amendments to Note B, the principal amount of Note B was increased to $850,000 and the maturity date was extended to December 31, 2011. During the three months ended March 31, 2011, the Company received $20,500 on this loan. As of March 31, 2011, the balance on this loan is $1,175,414 ($932,313 in principal and $243,101 in interest).

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

10.40	Settlement agreement with Greystone (incorporated by reference to Exhibit 10.1 of Form 8-k filed on December 8, 2009)

10.41	Amendment to Bylaws of Marine Growth Ventures, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-k field on June 1, 2009)

10.42	Settlement agreement with Euro Oceans (incorporated by reference to Exhibit 10.1 to form 8-k field on May 24, 2010)

10.43	Settlement agreement with Orlando (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 21, 2010)

10.44
Promissory Note, dated April, 2010, made by the Company to Sichenzia, Ross, Freidman & Ference, LLP in the amount of $269,881, (incorporated by reference to Exhibit 10.36 of Form 10-K filed March 30, 2011)

10.45	Promissory Note, dated June, 2010, made by the Company to Schreeder, Wheeler & Flint, LP in the amount of $120,000, (incorporated by reference to Exhibit 10.37 of Form 10-K filed on March 30, 2011)

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2	Certification of the CFO Pursuant to 13a-14(a) under the Exchange Act

32.1	Certification of the CEO pursuant to 18 U.S.C Section 1350

32.2	Certification of the CFO pursuant to 18. U.S.C Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE GROWTH VENTURES, INC.

Dated: May 13, 2011	By:	/s/ Craig Hodgkins
Craig Hodgkins
President and Director
(Principal Executive Officer)

Dated: May 13, 2011	By:	/s/ Katherine Ostruszka
Katherine Ostruszka
Chief Financial Officer and Controller
(Principal Financial Officer)