Form 10-Q
period 2011-06-30
MARINE GROWTH VENTURES INC
filed 2011-08-03
CIK 1334794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by a check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [X]   No   [ ]

Indicate by a check mark whether the registrant is (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of  June 30, 2011 – 21,839,500 shares of common stock.

MARINE GROWTH VENTURES, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Balance Sheets

ASSETS
	June 30, 2011 (Unaudited)	December 31, 2010 (Audited-Restated)
CURRENT ASSETS
Cash	$1,277	$2,751
Total Current Assets	1,277	2,751

FIXED ASSETS, NET	-	87

TOTAL ASSETS	$1,277	$2,838

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
Accrued Payroll	$270,618	$270,464
Accounts Payable	194,211	219,231
Accrued Interest Payable	366,112	307,021
Accrued Expenses	14,500	1,500
Liabilities of Discontinued Operations	75,392	75,392
Note Payable – Stockholder	59,500	59,500
Note Payable - Others	993,813	927,313
Total Current Liabilities	1,974,146	1,860,421

LONG TERM LIABILITIES
Note Payable – Others	349,881	369,881
Total Long Term Liabilities	349,881	369,881
TOTAL LIABILTIES	2,324,027	2,230,302

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 5,000,000
shares authorized, none issued or outstanding
Common Stock, $0.001 par value, 100,000,000
shares authorized, 21,839,500 issued and outstanding	21,840	21,840
Additional Paid-In Capital	867,890	858,515
Accumulated Deficit	(3,161,301)	(3,059,192)
Accumulated Other Comprehensive (Loss)	(51,179)	(48,627)
Total Stockholders' Deficiency	(2,322,750)	(2,227,464)
TOTAL LIABILITIES & STOCKHOLDERS'
DEFICIENCY	$1,277	$2,838

See Accompanying Notes to Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consoldiated Statement of Operations
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010		2011	2010
REVENUE
COST OF SALES	$-		$-	$-	$-

GROSS PROFIT (LOSS)	-		-	-	-

EXPENSES
Payroll and Related Expenses	4,682		4,688	9,647	9,375
Professional Fees	5,495		(59,453)	24,069	(32,315)
General and Administrative Expenses	3,050		5,555	8,404	7,606
Total Expenses	13,227		(49,211)	42,120	(15,334)

INCOME/(LOSS) FROM OPERATIONS	(13,227)		49,211	(42,120)	15,334

OTHER (EXPENSE)
Interest	(30,291)		(26,186)	(59,091)	(47,651)
Other	(432)		(1,255)	(898)	(2,027)
Total Other Expense	(30,723)		(27,441)	(59,988)	(49,678)

INCOME/(LOSS) FROM CONTINUING OPERATIONS	$(43,950)		$21,770	$(102,109)	$(34,344)

LOSS FROM DISCONTINUED OPERATIONS	-		(40,000)	-	(80,000)

NET INCOME/(LOSS)	$(43,950)		$(18,230)	$(102,109)	$(114,344)

Basic and diluted loss per common share
Continuing Operations	$(0.00)	$	(0.00)	$(0.00)	$(0.00)
Discontinued Operations	$(0.00)	$	(0.00)	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding - basic and diluted	21,839,500		21,839,500	21,839,500	21,839,500

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) from Continuing Operations	$(102,109)	$(34,344)
Net Income from Discontinued Operations	-	(80,000)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation & Amortization	87	183
Donated Rent & Services	9,375	11,375
Changes in Operation Assets & Liabilities:
Retainer	-	20,000
Prepaid Insurance	-	482
Accrued Payroll	154	-
Accounts Payable & Accrued Expenses	(12,020)	21,829
Accrued Interest Payable	59,091	47,650
Net Cash Used by Operating Activities	(45,422)	(12,825)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Note Payable – Related Party	46,500	12,750
Net Cash Provided by Financing Activities	46,500	12,750

Currency Conversion Gain/Loss	(2,552)	21

NET INCREASE (DECREASE) IN CASH:	(1,474)	(54)

BEGINNING CASH	2,751	1,570

ENDING CASH	$1,277	$1,516

SUPPLEMENTAL DISCLOSURES OF CASH ITEMS
Interest Paid	$-	$-
Income Taxes Paid	-	-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITES
Accrued Expenses Converted to Notes Payable	-	269,881
Accounts Payable Converted to Notes Payable		120,000
Notes Payable for Professional Fees		(389,881)

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of June 30, 2011 (Unadudited)

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

During the six months ended June 30, 2011, the Company discontinued all marine operations with the loss of the remaining vessel and is currently pursuing other business opportunities inside and outside the shipping industry.

B.  Going Concern

Since its inception, the Company has been dependent upon the proceeds of loans from its stockholders and the receipt of capital investments to fund its continuing activities.  The Company has incurred operating losses since its inception.  The Company expects to incur significant increasing operating losses over the next several years until we can maintain a consistent revenue stream.   There is no assurance that the Company’s developmental and marketing efforts will be successful.   The Company will continue to require the infusion of capital or loans until operations become profitable.  There can be no assurance that the Company will ever achieve any revenues or profitable operations from the sale of its proposed products.  The Company is seeking additional capital at this time.  During the six months ended June 30, 2011, the Company had a net loss of $102,109 and a negative cash flow from operations of $45,422 and as June 30, 2011, the Company had a working capital deficiency of $1,972,869 and a stockholders’ deficiency of $2,322,750.  As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C.  Bankruptcy of Marine Growth Canada, Ltd., a wholly owned subsidiary of Marine Growth Ventures, Inc.

On July 2, 2009, the Supreme Court of the British Columbia in Bankruptcy declared Marine Growth Canada, Ltd (“MGC”) bankrupt under the laws of British Columbia.   The court appointed a Trustee to manage the affairs and property of Marine Growth Canada, Ltd.

The assets of MGC total $1,236 and the liabilities total $74,330 at June  30, 2011.   At this time the trustee has notified us that there are minimal assets that remain to be distributed to creditors.

Note 2 - Summary of Significant Accounting Policies

(A)	Principles of Consolidation

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

(D)	Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 are unaudited.   In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations.   The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2010 appearing in Form 10K/A filed on May 12, 2011.

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

Note 3- Related Party Transactions

On January 5, 2006 the Company entered into a Revolving Note (“Note A”) with an aggregate principal amount of $50,000 to Frank Crivello. Funds are advanced to us as needed to pay for ongoing operations. Note A had a maturity date of June 30, 2006. As a result of thirteen amendments to Note A, the principal amount of Note A was increased to $800,000 and the maturity date of Note A was extended to December 31, 2011. Note A has an interest rate of 10%.   As of June 30, 2011, the balance on this loan is $135,281 ($59,500 in principal and $75,781 in interest).

On August 1, 2007, the Company issued a revolving note (“Note B”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note B had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note B bears an interest rate of 10%.   As a result of eight amendments to Note B, the principal amount of Note B was increased to $850,000 and the maturity date was extended to December 31, 2011. During the six months ended June 30, 2011, the Company received $46,500 on this loan.  As of June 30, 2011, the balance on this loan is $1,220,493 ($953,813 in principal and $266,680 in interest).

The Company utilizes space in Milwaukee, Wisconsin owned by an entity controlled by the Chairman of the Board of Directors.   On March 1, 2010, the Company entered into a month-to-month lease agreement with an entity controlled by the Chairman of the Board of Directors for $1,000 per month.

The Company utilizes employees of an entity controlled by the Chairman of the Board of Directors.    The value of the work done by the employees of the entity controlled by the Chairman of the Board of Directors equated to $9,375 during the six months ending June 30, 2011.  These services and a corresponding related party liability was recorded.  During the six months ended June 30, 2011, this debt was forgiven and converted into additional paid in capital.

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

Note 5 – Discontinued Operations

Discontinued Liabilities consist of accounts payable items generated during the discontinued operations.

The carrying amounts of the liabilities of discontinued operations at June 30, 2011 and December 31, 2010, were as follows:

	June 30, 2011	December 31,2010
Current Liabilities of Discontinued
Operations:

Accounts Payable	$75,392	$75,392
Total	$75,392	$231,485

Income from Discontinued Operations for the period ending June 30, 2011 and 2010, were as follows:

	June 30, 2011	June 30,2010
Expenses From Discontinued Operations
Professional Fees	$0	$80,00
Total Expenses:	$0	$80,00

Loss From Discontinued Operations:	$0	$(80,000)

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

Results of Operations

Since our inception, we have been dependent upon the proceeds of loans from our stockholders and the receipt of capital investment to fund our continuing activities.  We have incurred operating losses since our inception.  We expect to incur significant increasing operating losses over the next several years until we can maintain a consistent revenue stream. We will continue to require the infusion of capital until operations become profitable.  Presently, we have no commitments to provide such capital.   We had a loss from operations of $58,021 and a negative cash flow from operations of $22,259 for the six months ended June 30, 2011.

Three Months Ended June 30, 2011 and 2010:

Payroll and Related Expenses:   Payroll and related expenses were $4,682 for the three months ended June 30, 2011 compared to $4,688 for the three months ended June 30, 2010, representing a decrease of $6.

Professional Fees:   Professional fees were $5,495 for the three months ended June 30, 2011 compared to ($59,453) for the three months ended June 30, 2010.   Professional fees increased by $64,948 in the three months ended June 30, 2011.   The change in professionals is primarily due to an adjustment in professional fees in the three months ended June 30, 2010 due to an over accrual of fees in the amount of $64,939.

General and Administrative Expenses:  General and administrative expenses were $3,050and $5,555 for the three months ended June 30, 2011 and 2010, respectively.  General and administrative expenses decreased by $2,505 in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.   This decrease is primarily due to a decrease in filing fees of $675 and other miscellaneous fees of $1,500.

Other Expenses:  Other Expenses were $30,723 and $27,441 for the three months ended June 30, 2011 and 2010, respectively.   Other Expenses increased by $3,282 for the three months ended June 30, 2011.    This increase was primarily due to an increase in interest.

Income/(Loss) from Continuing Operations:  Loss before income taxes was $43,950 for the three months ended June 30, 20111 while income before income taxes was $21,770 for the three months ended June 30, 2010.  The three months ended June 30, 2011 had an increase in in of $65,720 for the three months ended June 30, 2010.  This decrease is primarily due to the adjustment in the three months ended June 30, 2010 for the over accrual of professional fees.

Loss from Discontinued Operations:  Loss  before income taxes was $0 and $40,000 for the three months ended June 30, 2011 and 2010, respectively. The decrease in net loss is attributed to the settlement agreement with Euro Oceans.

Six Months Ended June 30, 2011 and 2010:

Payroll and Related Expenses:   Payroll and related expenses were $9,647 for the six months ended June 30, 2011 compared to $9,375 for the six months ended June 30, 2010, representing an increase of $272.  The increase in payroll was due to an increase in payroll reporting fees.

Professional Fees:   Professional fees were $24,069 for the six months ended June 30, 2011 compared to $(32,315) for the six months ended June 30, 2010.   Professional fees increased by $56,384 in the six months ended June 30, 2011.   The change in professionals is primarily due to an adjustment in professional fees in the three months ended June 30, 2010 due to an over accrual of fees in the amount of $64,939 offset by an increase of other professional fees in the amount of $6,679 in the three months ended June 30, 2011.

General and Administrative Expenses:  General and administrative expenses were $8,404 and $7,606 for the six months ended June 30, 2011 and 2010, respectively.  General and administrative expenses increased by $798 in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.   This increase is primarily due to an increase in filing fees of $1,512 offset by a decrease in insurance of $482.

Other Expenses:  Other Expenses were $59,989 and $49,678 for the six months ended June 30, 2011 and 2010, respectively.   Other Expenses increased by $10,311 for the six months ended June 30, 2011.    This increase was primarily due to an increase in interest.

Loss from Continuing Operations:  Loss before income taxes was $102,109 and $34,334 for the six months ended June 30, 2011 and 2010, respectively, for an increase in loss of $67,765.

Loss from Discontinued Operations:  Loss  before income taxes was $0 and $80,000 for the six months ended June 30, 2011 and 2010, respectively. The decrease in net loss is attributed to the settlement agreement with Euro Oceans.

Liquidity and Capital Resources

For the six months ended June 30, 2011, we had a negative cash flow from operations of $45,422 compared to a negative cash flow of $12,825 as of June 30, 2010, an increase in the negative cash flow of $32,597.  Since inception, we have been dependent upon proceeds of loans from our stockholders and receipt of capital investment to fund our continuing activities.

The balance at June 30, 2011 on Revolving Note “A” issued on January 5, 2006 was $135,281 ($59,500 in principal and $75,781 in accrued interest).

The Company borrowed an additional $46,500 on the Revolving Note “B” issued on August 1, 2007, during the six months ended June 30, 2011.   At June 30, 2011 the balance on this note was $1,220,493 ($953,813 in principal and $266,680 in accrued interest).

On April 1, 2010, the Company signed a promissory note with Sichenzia, Ross, Friedman and Ference, LLP regarding their outstanding balance.  The note took the reconciled outstanding balance due of $269,881 and converted it to a promissory note.   The Company will pay interest upon the agreed amount at the rate of 5% per annum, payable upon the maturity date of April 1, 2013.   As of June 30, 2011, the balance on this loan is $286,702 ($269,881 in principal and $16,821 in interest.)

               On June 1, 2010, the Company signed a promissory note with Schreeder, Wheeler & Flint, LLP regarding their outstanding balance.   The note took the reconciled outstanding balance due of $120,000 and converted it to a promissory note.  The Company will pay interest upon the agreed amount at the rate of 5% per annum, payable on each June 1 during the term of the Note.  The Company shall also make principal payments of $20,000 on or before June 1, 2011 and June 1, 2012.  The remaining outstanding balance shall be due and payable upon the maturity date of April 1, 2013.    As of June 30, 2011, the balance on this loan is $126,845 ($120,000 in principal and $6,845 in interest.)

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

Critical Accounting Policies

Going Concern:

Our ability to continue as a going concern is dependent on our ability to obtain additional funds through debt and equity funding as well as from sales of various services.   As we note in our consolidated balance sheets as of June  30, 2011 and December 31, 2010 as well as our related consolidated statements of operations, and cash flows for the period ended June 30, 2011 and 2010, we have experienced, and expect to continue to experience, recurring net losses, negative cash flows from operations, limited amount of funds on our balance sheet.  Accordingly, we have substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - None

ITEM 4-T – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms.   This information is also accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported herein.  Based on that evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2011 because of the material weaknesses disclosed below.

           As part of our quarterly evaluation of the effectiveness, design and operation of our disclosure controls and procedures described above, we have concluded that the following material weaknesses in internal control over financial reporting that existed at December 31, 2010 continued to exist at June 30, 2011:

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  [Removed and Reserved]

Item 5.  Other Information

On August 1, 2007, the Company issued a revolving note (“Note B”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note B had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note B bears an interest rate of 10%.   As a result of eight amendments to Note B, the principal amount of Note B was increased to $850,000 and the maturity date was extended to December 31, 2011. During the six months ended June 30, 2011, the Company received $46,500 on this loan. As of June 30, 2011, the balance on this loan is $1,220,493 ($953,813 in principal and $266,680 in interest).

Item 6.  Exhibits

Number	Description

3.1	Registrant's Certificate of Incorporation (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on September 2, 2005).

3.2	Certificate of Amendment to Registrant's Certificate of Incorporation (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on September 2, 2005).

3.3	Certificate of Amendment to Registrant's Certificate of Incorporation (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on September 2, 2005).

3.4	Certificate of Amendment to Registrant's Certificate of Incorporation (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on September 2, 2005).

3.5	Registrant's By-Laws (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on September 2, 2005).

5.1	Opinion of Sichenzia Ross Friedman Ference LLP (incorporated by reference to Exhibit 5.1 to Registrant’s Form SB-2/A filed on April 14, 2006).

10.1	Employment agreement dated July 1, 2004 between the Registrant and Craig Hodgkins (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on September 2, 2005).

10.2	Employment agreement dated July 1, 2004 between the Registrant and Capt. Timothy Levensaler (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on September 2, 2005).

10.3	Seaman Engagement Contract between Sophlex Ship Management Co. Ltd. And Xiamen Zhonglianyang Seaman Service Co., Ltd. (incorporated by reference to Exhibit 10.3 to Registrant’s Form SB-2/A filed on April 14, 2006).

10.4	$500,000.00 Revolving Secured Note, dated May 5, 2004, issued by Marine Growth Ventures Inc., Marine Growth Charter, Inc., Marine Growth Finance, Inc., Marine Growth Freight, Inc., Marine Growth Real Estate, Inc. and Gulf Casino Cruises, Inc. to Frank P. Crivello (incorporated by reference to Exhibit 10.4 to Registrant’s Form SB-2/A filed on April 14, 2006).

10.5	$2,00,000.00 Promissory Note, dated October 21, 2004, issued by King Crown International Co. Ltd. to Marine Growth Finance, Inc. (incorporated by reference to Exhibit 10.5 to Registrant’s Form SB-2/A filed on April 14, 2006).

10.6	Settlement Stipulation, dated April 7, 2005, between King Crown International Co. Ltd., Marine Growth Finance, Inc., Oceans Five Cruises, Inc. and Lee Young Union Ltd. (incorporated by reference to Exhibit 10.6 to Registrant’s Form SB-2/A filed on April 14, 2006).

10.7	$50,000.00 Revolving Note, dated January 5, 2006, issued by Marine Growth Ventures Inc., Marine Growth Charter, Inc., Marine Growth Finance, Inc., Marine Growth Freight, Inc., Marine Growth Real Estate, Inc. and Gulf Casino Cruises, Inc. to Frank P. Crivello (incorporated by reference to Exhibit 10.1 to Form 10-QSB filed on March 31, 2006).

10.8	Sale and Purchase Agreement, by and between British Columbia Discovery Voyages, Inc., T. Jones Enterprises, Inc. and Trevor Jones, as sellers, and Marine Growth Ventures, Inc., as buyer. (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 28, 2007)

10.9	Loan and Security Agreement between Greystone Business Credit II LLC, Marine Growth Canada, Ltd. and Marine Growth Finance & Charter, Inc., dated as of March 27, 2007 (incorporated by reference to Exhibit 10.2 of Form 8-K filed March 28, 2007)

10.10	Guaranty in favor of Greystone Business Credit II LLC, by and among Marine Growth Ventures, Inc., Marine Growth Canada, Ltd. and Marine Growth Finance & Charter, Inc., dated as of March 27, 2007 (incorporated by reference to Exhibit 10.3 of Form 8-K filed March 28, 2007)

10.11	Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.4 of Form 8-K filed March 28, 2007)

10.12	First Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.5 of Form 8-K filed March 28, 2007)

10.13	Second Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.6 of Form 8-K filed March 28, 2007)

10.14	Third Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.7 of Form 8-K filed March 21, 2007)

10.15	Fourth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.8 of Form 8-K filed March 28, 2007)

10.16	Fifth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.9 of Form 8-K filed March 28, 2007)

10.17	Sixth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello. (incorporated by reference to Exhibit 10.10 of Form 8-K filed March 28, 2007)

10.18	Seventh Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.11 of Form 8-K filed March 28, 2007)

10.19	Share Ship Agreement, date April 11, 2007, by and between Euro Oceans, Ltd., Marine Growth Ventures, Inc., Marine Growth Canada, Ltd., Sophlex Ship Management, Inc. and Ship Timeshare Management, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed April 17, 2007)

10.20	Eighth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.1 of Form 8-K filed May 17, 2007)

10.21	Ninth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.10 of Form 8-K filed July 5, 2007)

10.22	Bareboat Charter by and between Fractional Marine, Inc. and Greystone Maritime Holdings LLC, dated July 30, 2007 (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 7, 2007)

10.23	Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated August 1, 2007 (incorporated by reference to Exhibit 10.2 of Form 8-K filed August 7, 2007)

10.24	First Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated September 6, 2007 (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 10, 2007)

10.25	Tenth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello (incorporated by reference to Exhibit 10.11 of Form 8-K filed September 25, 2007)

10.26	Second Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated November 27, 2007 (incorporated by reference to Exhibit 10.3 of Form 8-K filed November 28, 2007)

10.27	Third Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated January 4, 2008 (incorporated by reference to Exhibit 10.4 of Form 8-K filed January 8, 2008)

10.28	Fourth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated February 11, 2008 (incorporated by reference to Exhibit 10.5 of Form 8-K filed February 14, 2008)

10.29	Fifth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated April 16, 2008 (incorporated by reference to Exhibit 10.6 of Form 8-K filed April 17, 2008).

10.30	Eleventh Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello, dated March 19, 2008 (filed herewith)

10.31	Third Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated January 4, 2008 (incorporated by reference to Exhibit 10.4 of Form 8-K filed January 8, 2008)

10.32	Fourth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated February 11, 2008 (incorporated by reference to Exhibit 10.5 of Form 8-K filed February 14, 2008)

10.32	Fifth Amendment to the Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated April 16, 2008 (incorporated by reference to Exhibit 10.6 of Form 8-K filed April 16, 2008)

10.33	Sixth Amendment to the Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated June 25, 2008 (incorporated by reference to Exhibit 10.7 of Form 8-K filed June 26, 2008)

10.34	Modification lf Agreement dated June 12, 2008 (incorporated by reference to Exhibit 10.1 of Form 8-k filed August 11, 2008)

10.35	Notice of default under Marine Growth Loan Agreement with Greystone Business Credit II, LLC dated February 9, 2009 (incorporated by reference to Exhibit 2.1 of Form 8-K filed on February 13, 2009)

10.36	Seventh Amendment to the Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated April 24, 2009 (incorporated by reference to Exhibit 10.36 of Form 10Q filed on November 12 , 2009)

10.37	Twelfth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello, dated April 24, 2009 (incorporated by reference to exhibit 10.37 of Form 10Q filed on November 12, 2009)

10.38	Eighth Amendment to the to the Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated March 29, 2010 (incorporated by reference to Exhibit 10.29 to Form 10k filed March 30, 2010.)

10.39	Thirteenth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello, dated March 29, 2010 (incorporated by reference to Exhibit 10.30 to Form 10k filed on March 30, 2010.)

10.40	Settlement agreement with Greystone (incorporated by reference to Exhibit 10.1 of Form 8-k filed on December 8, 2009)

10.41	Amendment to Bylaws of Marine Growth Ventures, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-k field on June 1, 2009)

10.42	Settlement agreement with Euro Oceans (incorporated by reference to Exhibit 10.1 to form 8-k field on May 24, 2010)

10.43	Settlement agreement with Orlando (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 21, 2010)

10.44	Promissory Note, dated April, 2010, made by the Company to Sichenzia, Ross, Freidman & Ference, LLP in the amount of $269,881, (incorporated by reference to Exhibit 10.36 of Form 10-K filed March 30, 2011)

10.45	Promissory Note, dated June, 2010, made by the Company to Schreeder, Wheeler & Flint, LP in the amount of $120,000, (incorporated by reference to Exhibit 10.37 of Form 10-K filed on March 30, 2011)

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2	Certification of the CFO Pursuant to 13a-14(a) under the Exchange Act

32.1	Certification of the CEO pursuant to 18 U.S.C Section 1350

32.2	Certification of the CFO pursuant to 18. U.S.C Section 1350

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE GROWTH VENTURES, INC.

Dated: August 2, 2011	By:	/s/ Craig Hodgkins
Craig Hodgkins
President and Director
(Principal Executive Officer)

Dated: August 2, 2011	By:	/s/ Katherine Ostruszka
Katherine Ostruszka
Chief Financial Officer and Controller
(Principal Financial Officer)