Form 10-Q
period 2011-09-30
MARINE GROWTH VENTURES INC
filed 2011-10-24
CIK 1334794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [X ]   No   [ ]

Indicate by a check mark whether the registrant is (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2011 – 21,839,500 shares of common stock.

MARINE GROWTH VENTURES, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
TABLE OF CONTENTS

PART 1	FINANCIAL STATEMENTS	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited)	4
	and December 31, 2010 (Audited)

	Condensed Consolidated Statements of Operations for the Three And Nine	5
	Months Ended September 30, 2011 and 2010 (Unaudited)

	Consolidated Statements of Cash Flows for the Nine Months Ended	6
	September 30, 2011 and 2010 (Unaudited)

	Notes to Condensed Consolidated Financial Statements as of September 30, 2011	7
	(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II	OTHER INFORMATION	15

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds17	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Removed and Reserved	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		19

CERTIFICATIONS
	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act23

	Certification of CFO Pursuant to 13a-14(a) under the Exchange Act24

	Certification of the CEO Pursuant to 18 U.S.C. Section 135025

	Certification of the CFO Pursuant to 18 U.S.C. Section 135026

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Marine Growth Ventures, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS
	September, 2011 (Unaudited)	December 31, 2010 (Audited-Restated)
CURRENT ASSETS
Cash	$1,483	$2,751
Total Current Assets	1,483	2,751

FIXED ASSETS, NET	-	87

TOTAL ASSETS	$1,483	$2,838

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
Accrued Payroll	$72,696	$270,464
Accounts Payable	177,129	219,231
Accrued Interest Payable	399,151	307,021
Accrued Expenses	11,500	1,500
Liabilities of Discontinued Operations	75,392	75,392
Note Payable – Stockholder	59,500	59,500
Note Payable - Others	1,021,863	927,313
Total Current Liabilities	1,817,231	1,860,421

LONG TERM LIABILITIES
Note Payable – Others	349,881	369,881
Total Long Term Liabilities	349,881	369,881
TOTAL LIABILTIES	2,167,112	2,230,302

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 5,000,000
shares authorized, none issued or outstanding
Common Stock, $0.001 par value, 100,000,000
shares authorized, 21,839,500 issued and outstanding	21,840	21,840
Additional Paid-In Capital	1,070,164	858,515
Accumulated Deficit	(3,212,033)	(3,059,192)
Accumulated Other Comprehensive (Loss)	(45,600)	(48,627)
Total Stockholders' Deficiency	(2,165,629)	(2,227,464)
TOTAL LIABILITIES & STOCKHOLDERS'
DEFICIENCY	$1,483	$2,838

See Accompanying Notes to Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010		2011	2010
REVENUE
COST OF SALES	$-		$-	$-	$-

GROSS PROFIT (LOSS)	-		-	-	-

EXPENSES
Payroll and Related Expenses	4,831		4,688	14,478	14,063
Professional Fees	9,458		3,961	33,527	(28,354)
General and Administrative Expenses	3,000		4,807	11,404	12,413
Total Expenses	17,289		13,456	59,409	(1,878)

(LOSS) FROM OPERATIONS	(17,289)		(13,456)	(59,409)	1,878

OTHER (EXPENSE)
Interest	(33,023)		(27,258)	(92,114)	(74,909)
Other	(422)		(460)	(1,319)	(2,488)
Total Other Expense	(33,445)		(27,718)	(93,433)	(77,397)

(LOSS) FROM CONTINUING OPERATIONS	$(50,734)		$(41,174)	$(152,842)	$(75,519)

LOSS FROM DISCONTINUED OPERATIONS	-		-	-	(80,000)

NET INCOME/(LOSS)	$(50,734)		$(41,174)	$(152,842)	$(155,519)

Basic and diluted loss per common share
Continuing Operations	$(0.00)	$	(0.00)	$(0.00)	$(0.01)
Discontinued Operations	$(0.00)	$	(0.00)	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding - basic and diluted	21,839,500		21,839,500	21,839,500	21,839,500

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) from Continuing Operations	$(152,842)	$(75,519)
Net (Loss) from Discontinued Operations	-	(80,000)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation & Amortization	87	274
Donated Rent & Services	14,062	16,063
Changes in Operation Assets & Liabilities:
Retainer	-	20,000
Prepaid Insurance	-	482
Accrued Payroll	(182)	-
Accounts Payable & Accrued Expenses	(32,085)	24,537
Accrued Interest Payable	92,114	74,909
Net Cash Used by Operating Activities	(78,846)	(19,254)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Note Payable – Related Party	74,500	20,400
Net Cash Provided by Financing Activities	74,500	20,400

Currency Conversion Gain/Loss	3,078	(1,164)

NET INCREASE (DECREASE) IN CASH:	(1,269)	(18)

BEGINNING CASH	2,751	1,570

ENDING CASH	$1,483	$1,552

SUPPLEMENTAL DISCLOSURES OF CASH ITEMS
Interest Paid	$-	$-
Income Taxes Paid	-	-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITES
Accrued Expenses Converted to Notes Payable	-	269,881
Accounts Payable Converted to Notes Payable		120,000
Notes Payable for Professional Fees		(389,881)
Accrued Payroll	197,586
APIC	(197,586)

See Accompanying Notes To Condensed Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As of September 30, 2011 (Unaudited)

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

During the nine months ended September 30, 2011, the Company discontinued all marine operations with the loss of the remaining vessel and is currently pursuing other business opportunities inside and outside the shipping industry.

B.  Going Concern

Since its inception, the Company has been dependent upon the proceeds of loans from its stockholders and the receipt of capital investments to fund its continuing activities.  The Company has incurred operating losses since its inception.  The Company expects to incur significant increasing operating losses over the next several years until we can maintain a consistent revenue stream.   There is no assurance that the Company’s developmental and marketing efforts will be successful.   The Company will continue to require the infusion of capital or loans until operations become profitable.  There can be no assurance that the Company will ever achieve any revenues or profitable operations from the sale of its proposed products.  The Company is seeking additional capital at this time.  During the nine months ended  September 30, 2011, the Company had a net loss of $152,842 and a negative cash flow from operations of $78,846 and as of September 30, 2011, the Company had a working capital deficiency of $1,815,749 and a stockholders’ deficiency of $2,165,629.  As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C.  Bankruptcy of Marine Growth Canada, Ltd., a wholly owned subsidiary of Marine Growth Ventures, Inc.

On July 2, 2009, the Supreme Court of the British Columbia in Bankruptcy declared Marine Growth Canada, Ltd (“MGC”) bankrupt under the laws of British Columbia.   The court appointed a Trustee to manage the affairs and property of Marine Growth Canada, Ltd.

The assets of MGC total $1,142 and the liabilities total $74,330 at September 30, 2011.   At this time the trustee has notified us that there are minimal assets that remain to be distributed to creditors.

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

(D)	Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of  September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 are unaudited.   In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations.   The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2010 appearing in Form 10Ka filed on May 12, 2011.

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

Note 3- Related Party Transactions

On January 5, 2006 the Company entered into a Revolving Note (“Note A”) with an aggregate principal amount of $50,000 to Frank Crivello. Funds are advanced to us as needed to pay for ongoing operations. Note A had a maturity date of June 30, 2006. As a result of thirteen amendments to Note A, the principal amount of Note A was increased to $800,000 and the maturity date of Note A was extended to December 31, 2011. Note A has an interest rate of 10%.   As of September  30, 2011, the balance on this loan is $136,781 ($59,500 in principal and $77,281 in interest).

On August 1, 2007, the Company issued a revolving note (“Note B”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note B had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note B bears an interest rate of 10%.   As a result of nine amendments to Note B, the principal amount of Note B was increased to $1,050,000 and the maturity date was extended to December 31, 2011. During the nine months ended September 30, 2011, the Company received $74,550 on this loan.  As of September 30, 2011, the balance on this loan is $1,273,036 ($981,863 in principal and $291,173 in interest).

The Company utilizes space in Milwaukee, Wisconsin owned by an entity controlled by the Chairman of the Board of Directors.   On March 1, 2010, the Company entered into a month-to-month lease agreement with an entity controlled by the Chairman of the Board of Directors for $1,000 per month.

The Company utilizes employees of an entity controlled by the Chairman of the Board of Directors.    The value of the work done by the employees of the entity controlled by the Chairman of the Board of Directors equated to $14,061 during the nine months ending September 30, 2011.  These services and a corresponding related party liability was recorded.  During the nine months ended September 30, 2011, this debt was forgiven and converted into additional paid in capital.

Note 4 – Notes Payable - Others

In April, 2010, the Company signed a promissory note with Sichenzia, Ross, Friedman and Ference, LLP regarding their outstanding balance.  The note took the reconciled outstanding balance due of $269,881 and converted it to a promissory note.   The Company will pay interest upon the agreed amount at the rate of 5% per annum, payable upon the maturity date of April 1, 2013.  As of September 30, 2011, the balance on this loan is $290,104 ($269,881 in principal and $20,223 in interest)

In June, 2010, the Company signed a promissory note with Schreeder, Wheeler & Flint, LLP regarding their outstanding balance.   The note took the reconciled outstanding balance due of $120,000 and converted it to a promissory note.  The Company will pay interest upon the agreed amount at the rate of 5% per annum, payable on each June 1 during the term of the Note unless the note is in default.  At that time the interest rate will increase to 12% per annum.   The Company shall also make principal payments of $20,000 on or before June 1, 2011 and June 1, 2012.  The remaining outstanding balance shall be due and payable upon the maturity date of April 1, 2013. As of  June 2011, the note is in default and the Company is accruing the interest rate at 12%. As of September 30, 2011, the balance on this loan is $130,475 ($120,000 in principal and $10,475 in interest.

Note 5 – Additional Paid In Capital

In September 2011, the Company signed a mutual release agreement with a former officer of the Company in which the officer waives and releases the Company of any past, present, or future wages, fees, or expenses. This release resulted in $197,586 worth of accrued payroll being credited towards APIC.

Note 6 – Discontinued Operations

Discontinued Liabilities consist of accounts payable items generated during the discontinued operations.

The carrying amounts of the liabilities of discontinued operations at September 30, 2011 and December 31, 2010, were as follows:

	September 30, 2011	December 31, 2010

Current Liabilities of Discontinued
Operations:

Accounts Payable	$75,392	$75,392
Total	$75,392	$75,392

Income from Discontinued Operations for the period ending September 30, 2011 and 2010, were as follows:

	September 30, 2011	September 30, 2010
Expenses From Discontinued Operations
Professional Fees	$0	$80,000
Total Expenses:	0	80,000

Loss From Discontinued Operations:	$0	$80,000

Note 7 – Subsequent Events

For the nine months ended September 30, 2011, the Company has evaluated subsequent events for potential recognition and disclosure as of the filing date of the Form 10 Q.

Revolving Note “B” issued on August 1, 2007

On October 11, 2011 the Company increased the availability on the revolving note to $1,050,000.

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

Results of Operations

Since our inception, we have been dependent upon the proceeds of loans from our stockholders and the receipt of capital investment to fund our continuing activities.  We have incurred operating losses since our inception.  We expect to incur significant increasing operating losses over the next several years until we can maintain a consistent revenue stream. We will continue to require the infusion of capital until operations become profitable.  Presently, we have no commitments to provide such capital.   We had a loss from operations of $128,253 and a negative cash flow from operations of $78,846 for the nine months ended September 30, 2011.

Three Months Ended September 30, 2011 and 2010:

Payroll and Related Expenses:   Payroll and related expenses were $4,831 for the three months ended September  30, 2011 compared to $4,688 for the three months ended September 30, 2010, representing an increase of $143.    The increase is primarily due to an increase in payroll processing fees.

Professional Fees:   Professional fees were $9,458 for the three months ended June 30, 2011 compared to $3,961 for the three months ended September 30, 2010.   Professional fees increased by $5,497 in the three months ended September 30, 2011.   The change in professionals is primarily due to an increase in accounting fees of $1,000, an increase in legal fees of $1,500 and an increase of other professional fees of $2,458.

General and Administrative Expenses:  General and administrative expenses were $3,000 and $4,807 for the three months ended September 30, 2011 and 2010, respectively.  General and administrative expenses decreased by $1,807 in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.   This decrease is primarily due to a decrease in taxes and licenses of $750,  a decrease in depreciation of $91, and a decrease of miscellaneous expense of $1,233.

Other Expenses:  Other Expenses were $33,445 and $27,719 for the three months ended September 30, 2011 and 2010, respectively.   Other Expenses increased by $5,726 for the three months ended September 30, 2011.    This increase was primarily due to an increase in interest.

(Loss) from Continuing Operations:  Loss before income taxes was $50,734 for the three months ended September 30, 20111 while income before income taxes was $41,175 for the three months ended September 30, 2010.  The three months ended September 30, 2011 had an increase of $9,559.

Nine Months Ended September 30, 2011 and 2010:

Payroll and Related Expenses:   Payroll and related expenses were $14,478 for the nine months ended September 30, 2011 compared to $14,063 for the nine months ended September 30, 2010, representing an increase of $415.  The increase is primarily due to an increase in payroll processing fees.

Professional Fees:   Professional fees were $33,527 for the nine months ended September 30, 2011 compared to $(28,354) for the nine months ended September 30, 2010.   Professional fees increased by $61,881 in the nine months ended September 30, 2011.   This change is due to a decrease in accounting fees of $1,107, an increase of other professional fees of $7,915 and an increase of legal fees in the amount of $54,359 (due to an adjustment in professional fees due to an over accrual of fees in the in the nine months ended September 30, 2010).

General and Administrative Expenses:  General and administrative expenses were $11,404 and $12,413 for the nine months ended September 30, 2011 and 2010, respectively.  General and administrative expenses decreased by $1,009 in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.   This decrease is primarily due to an increase in filing fees of $1,512 offset by a decrease in taxes and licenses of $620, a decrease in insurance of $482, a decrease in depreciation of $187, and a decrease of miscellaneous expense of $1,233.

Other Expenses:  Other Expenses were $93,433 and $77,397 for the nine months ended September 30, 2011 and 2010, respectively.   Other Expenses increased by $16,036 for the nine months ended September 30, 2011.    This increase was primarily due to an increase in interest.

Loss from Continuing Operations:  Loss before income taxes was $152,842 and $75,519 for the nine months ended September 30, 2011 and 2010, respectively, for an increase in loss of $77,323.

Loss from Discontinued Operations:  Loss before income taxes was $0 and $80,000 for the nine months ended September 30, 2011 and 2010, respectively. The decrease in net loss is attributed to the settlement agreement with Euro Oceans.

Liquidity and Capital Resources

For the nine months ended September 30, 2011, we had a negative cash flow from operations of $78,846 compared to a negative cash flow of $19,254 as of September 30, 2010, an increase in the negative cash flow of $59,592.  Since inception, we have been dependent upon proceeds of loans from our stockholders and receipt of capital investment to fund our continuing activities.

The balance at September 30, 2011 on Revolving Note “A” issued on January 5, 2006 was $136,781 ($59,500 in principal and $77,281 in accrued interest).

The Company borrowed an additional $28,050 on the Revolving Note “B” issued on August 1, 2007, during the three months ended September 30, 2011.   At September 30, 2011 the balance on this note was $1,273,036 ($981,863 in principal and $291,173 in accrued interest).

On April 1, 2010, the Company signed a promissory note with Sichenzia, Ross, Friedman and Ference, LLP regarding their outstanding balance.  The note took the reconciled outstanding balance due of $269,881 and converted it to a promissory note.   The Company will pay interest upon the agreed amount at the rate of 5% per annum, payable upon the maturity date of April 1, 2013.   As of September 30, 2011, the balance on this loan is $290,104 ($269,881 in principal and $20,223 in interest.)

               On June 1, 2010, the Company signed a promissory note with Schreeder, Wheeler & Flint, LLP regarding their outstanding balance.   The note took the reconciled outstanding balance due of $120,000 and converted it to a promissory note.  The Company will pay interest upon the agreed amount at the rate of 5% per annum, payable on each June 1 during the term of the Note.  The Company shall also make principal payments of $20,000 on or before June 1, 2011 and June 1, 2012.  The remaining outstanding balance shall be due and payable upon the maturity date of April 1, 2013.    As of September 30, 2011, the balance on this loan is $130,475 ($120,000 in principal and $10,475 in interest.)

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

Critical Accounting Policies

Going Concern:

Our ability to continue as a going concern is dependent on our ability to obtain additional funds through debt and equity funding as well as from sales of various services.   As we note in our consolidated balance sheets as of September 30, 2011 and December 31, 2010 as well as our related consolidated statements of operations, and cash flows for the period ended September 30, 2011 and 2010, we have experienced, and expect to continue to experience, recurring net losses, negative cash flows from operations, limited amount of funds on our balance sheet.  Accordingly, we have substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - None

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms.   This information is also accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported herein.  Based on that evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2011 because of the material weaknesses disclosed below.

           As part of our quarterly evaluation of the effectiveness, design and operation of our disclosure controls and procedures described above, we have concluded that the following material weaknesses in internal control over financial reporting that existed at December 31, 2010 continued to exist at September  30, 2011:

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  [Removed and Reserved]

Item 5.  Other Information

On August 1, 2007, the Company issued a revolving note (“Note B”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note B had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note B bears an interest rate of 10%.   As a result of nine amendments to Note B, the principal amount of Note B was increased to $1,050,000 and the maturity date was extended to December 31, 2011. During the nine months ended September 30, 2011, the Company received $28,050 on this loan. As of September 30, 2011, the balance on this loan is $1,273,036 ($981,863 in principal and $291,173 in interest).

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

10.45	Promissory Note, dated June, 2010, made by the Company to Schreeder, Wheeler & Flint, LP in the amount of $120,000, (incorporated by reference to Exhibit 10.37 of Form 10-K filed on March 30, 2011)

10.46	Settlement Agreement with Hodgkins (incorporated by reference to Exhibit 99.2 of Form 8-K filed on September 12, 2011)

10.47	Ninth Amendment, dated October 11, 2011, to the Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated April 16, 2008 (filed herewith)

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

31.2	Certification of the CFO Pursuant to 13a-14(a) under the Exchange Act

32.1	Certification of the CEO pursuant to 18 U.S.C Section 1350

32.2	Certification of the CFO pursuant to 18. U.S.C Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE GROWTH VENTURES, INC.

Dated: October 24, 2011	By:	/s/ Frank Crivello
Frank Crivello
President
(Principal Executive Officer)

Dated: October 24, 2011	By:	/s/ Katherine Ostruszka
Katherine Ostruszka
Chief Financial Officer and Controller
(Principal Financial Officer)