Form 10-K/A
period 2010-12-31
MARINE GROWTH VENTURES INC
filed 2011-11-17
CIK 1334794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2
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

The annual report of Marine Growth Ventures, Inc. (the “Company”), for the fiscal year ended December 31, 2010, filed on Form 10-K with the Securities and Exchange Commission (the “SEC”) on March 30, 2010, and amended by Amendment No. 1 to Form 10-K filed with the SEC on May 12, 2011, is amended hereby solely to provide amended disclosure with regard to our Controls and Procedures in Item 9A hereof and to file an amended Report of Independent Registered Public Accounting Firm – Demetrius & Company, LLC, but without any amendment to the accompanying financial statements.

EXPLANATORY NOTE:
This Amendment No. 2 to our Annual Report on Form 10-K for the period ended December 31, 2010, as amended by Amendment No. 1, gives effect to revised disclosure in Item 9A hereof with regard to our Controls and Procedures, and to file an an amended Report of Independent Registered Public Accounting Firm – Demetrius & Company, LLC, but without any amendment to the accompanying financial statements.

MARINE GROWTH VENTURES, INC.
FORM 10-K/A
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

Item 9.                               Changes In and Disagreements with Accountants on Accounting Procedures and Financial Disclosures

None

Item 9A.                        Controls and Procedures.

Disclosure Controls and Procedures

Our principal executive officer and principal financial and accounting officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting, our principal executive officer and principal financial and accounting officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our principal executive officer and principal financial and accounting officer an assessment was conducted of the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2010. In making this assessment, the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission was used. Based on the results of this assessment and on those criteria, the Company’s principal executive officer and principal financial and accounting officer concluded that the material weaknesses that existed in our  disclosure controls and procedures, including our internal control over financial reporting, as of December 31, 2009, continued to exist at December 31, 2010 as follows:

A material weakness in the Company’s disclosure controls and procedures, including our internal control over financial reporting, exists in that there is limited segregation of duties amongst the Company’s employees with respect to the Company’s preparation and review of the Company’s financial statements.

A material weakness in the Company’s disclosure controls and procedures, including our internal control over financial reporting, exists in that there is an insufficient number of personnel with an appropriate level of experience and knowledge of the U.S. GAAP and SEC reporting requirements.  This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.

As result of the amended financials for the period ended December 31, 2010, management identified a weakness in its review process of accounts payable.

As a result of the existence of the foregoing material weaknesses, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010 or for the annual period then ended.

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

MARINE GROWTH VENTURES, INC.

Dated: November 16 , 2011	By:	/s/ Frank P. Crivello
Frank P. Crivello
President (Principal Executive Officer)

Dated: November 16, 2011	By:	/s/ Katherine Ostruszka
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

SIGNATURE	TITLE	DATE

/s/ David Marks* David Marks	Chairman of the Board	November 16, 2011
/s/ Frank Crivello Frank P. Crivello	President	November 16, 2011
/s/ Katherine Ostruszka Katherine Ostruszka	Chief Financial Officer and Controller (Principal Accounting Officer and Principal Financial Officer)	November 16, 2011
/s/ Capt Timothy Levensaler* Capt. Timothy Levensaler	Chief Operating Officer and Director	November 16, 2011
/s/ Paul Schwabe* Paul Schwabe	Secretary and Director	November 16, 2011

*by Katherine Ostruszka, as attorney-in-fact

Marine Growth Ventures, Inc.
And Subsidiaries
Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To The Board of Directors and
Shareholders of Marine Growth Ventures, Inc.

We have audited the accompanying consolidated balance sheets of Marine Growth Ventures, Inc. and its subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2010 .  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing   the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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