Form 10-K
period 2011-12-31
MARINE GROWTH VENTURES INC
filed 2012-03-28
CIK 1334794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

The Issuer's revenues for the year ending December 31, 2011 were $320,340.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of June 30, 2011, the aggregate market value of voting stock held by non-affiliates was $16,770 based on the closing prices as quoted on the OTC Bulletin Board under the symbol “MGRW”, of $.01.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of  March 13, 2012 – 21,839,500 shares of common stock.

MARINE GROWTH VENTURES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
TABLE OF CONTENTS

PART I

Item 1.	Business	3

Item 2.	Property	7

Item 3.	Legal Proceedings	7

Item 4.	[Removed and Reserved]	4

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchase of Equity Securities	8

Item 6.	Selected Financial Data	8

Item 7.	Management’s Discussion and Analysis of Financial Condition and Plan of Operations	9

Item 8.	Financial Statements and Supplementary Data	F-1

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	12

Item 9A.	Controls and Procedures	12

Item 9B.	Other Information	14

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	14

Item 11.	Executive Compensation	17

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	18

Item 13.	Certain Relationships and Related Transactions, and Director Independence	19

Item 14.	Principal Accountant Fees and Services	20

Item 15.	Exhibits	20

SIGNATURES		23

PART I

Item 1.               Business

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

Overview of Business

We had no significant business operations, until our acquisition of Sophlex Ship Management, Inc. on September 1, 2004 in exchange for 1,000,000 shares of our common stock.  Sophlex Ship Management, Inc., which was founded in 1999, provides ship crewing and management services to vessel owners and operators in the United States and abroad.  Capt. Timothy Levensaler, our Chief Operating Officer, was the founder and the sole shareholder of Sophlex Ship Management, Inc. prior to its acquisition by us.    During the year ended December 31, 2011, the Company discontinued all marine operations with the loss of the remaining vessel.

During the year ended December 31, 2011, the Company has been pursuing other business opportunities inside and outside the shipping industry.    During the three months ended December 31, 2011, the Company renamed Gulf Cruise Casinos, Inc. to Commercial Management, Inc. This entity has been pursuing business opportunities outside the shipping industry.   In the fourth quarter of 2011, the entity was engagement in commercial real estate management and construction management.

Item 1A.            Risk Factors

Risks Related to Our Business

We Have A History Of Operating Losses And Accumulated Deficit.  There Is No Certainty That We Will Ever Achieve Profitability.

We have incurred operating losses of $2,863,777 since inception. We expect to incur significant increases in operating losses over the next several years.  Our ability to achieve profitability depends upon our ability to identify and operate a new business.  There can be no assurance that we will ever achieve any revenues or profitable operations from the sale of our timeshare products.

We Have Substantial Doubt About Our Ability To Continue As A Going Concern.

As we note in our consolidated balance sheets as of December 31, 2011 and 2010 as well as our related consolidated statements of operations, stockholders’ deficiency, and cash flows for the year ended December 31, 2011, we have experienced, and expect to continue to experience, recurring net losses, negative cash flows from operations, limited amount of funds on our balance sheet.  Accordingly, we have substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

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

Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

●	variations in our quarterly operating results;
●	our ability to successfully market and sell cruise vessel timeshares;
●	changes in market valuations of similar companies;
●	announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	additions or departures of key personnel; and
●	Fluctuations in stock market price and volume.

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

Although a trading market for our common stock exists, the trading volume has not been significant and an active trading market for our common stock may never develop. There currently is no analyst coverage of our business. As of March 13, 2012, 21,839,500 common shares were issued and outstanding.  Furthermore, the average three month trading volume for our common shares has been approximately 13,875 (or approximately less than 1.0% of the total outstanding. The trading volume of our shares will continue to be limited due to resale restrictions under applicable securities laws and the fact that approximately 92.78% of our outstanding shares are held by our officers and directors. As a result of the limited trading market for our common stock and the lack of analyst coverage, the market price for our shares may continue to fluctuate significantly and will likely be more volatile than the stock market as a whole. There may be a limited demand for shares of our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the OTC Bulletin Board, lack of analyst coverage of our common stock and limited trading market for our common stock. As a result, even if prices appear favorable, there may not be sufficient demand to complete a stockholder’s sell order. Without an active public trading market or broader public ownership, shares of our common stock are likely to be less liquid than the stock of public companies with broad public ownership and an active trading market, and any of our stockholders who attempt to sell their shares in any significant volumes may not be able to do so at all, or without depressing the publicly quoted bid prices for our shares.

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

These require a broker-dealer to:

●	make a special suitability determination for purchasers of our shares;
●	receive the purchaser’s written consent to the transaction prior to the purchase; and
●	deliver to a prospective purchaser of our stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

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

None.

Item 4.               [Removed and Reserved]

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

COMMON STOCK

	Closing Bids
2010	High	Low
First Quarter	0.08	0.01
Second Quarter	0.01	0.01
Third Quarter	0.01	0.01
Fourth Quarter	0.01	0.01

2011
First Quarter	0.01	0.01
Second Quarter	0.02	0.01
Third Quarter	0.02	0.01
Fourth Quarter	0.02	0.02

2012
First Quarter	0.02	0.02	(Thru March 9, 2012)

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

Equity Compensation Plan Information

None

Item 6 –             Selected Financial Data

Not applicable

Item 7 -             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K, including this discussion and analysis by management, contains or incorporates forward-looking statements.   All statements other than statements of historical fact made in report are forward looking.  In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements.  These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words.  No assurances can be given that the future results anticipated by the forward-looking statements will be achieved.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Our actual results may differ significantly from management’s expectations.

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

This MD&A should also be read in conjunction with the Item 1.A. “Risk Factors.”

Background

We were formed and incorporated in the state of Delaware on November 6, 2003.

We had no significant business operations until our acquisition of Sophlex Ship Management, Inc. (“Sophlex”) on September 1, 2004.  Sophlex, which was founded in 1999, and provided ship crewing and management services to vessel owners and operators in the United States and abroad.  Our Chief Operating Officer was the founder and the sole shareholder of Sophlex prior to the acquisition.

During the year ended December 31, 2010, the Company discontinued all marine operations with the loss of the remaining vessel and is currently pursuing other business opportunities inside and outside the shipping industry.

During the three months ended December 31, 2011, the Company renamed Gulf Cruise Casinos, Inc. to Commercial Management, Inc. This entity has been pursuing business opportunities outside the shipping industry.   In the fourth quarter of 2011, the entity was engagement in commercial real estate management and construction management.

Results of Operations

Since our inception, we have been dependent upon the proceeds of loans from our stockholders and the receipt of capital investment to fund our continuing activities.  We have incurred operating losses since our inception.  We expect to incur significant increasing operating losses over the next several years, primarily due to the expansion of our business. We will continue to require the infusion of capital until operations become profitable.  We had a net income of $195,415 and a cash flow from operations of $221,796 for the twelve months ended December 31, 2011.

Twelve Months Ended December 31, 2011 and 2010:

Revenue: Revenue was $320,340 for the twelve months ended December 31, 2011 compared to $0 for the twelve months ended December 31, 2010.  During the twelve months ending December 31, 2011, the company was engaged in commercial real estate management and construction management.

Payroll and Related Expenses:   Payroll and related expenses were $18,750 for the twelve months ended December 31, 2011 compared to $18,750 for the twelve months ended December 31, 2010,

Professional Fees:   Professional fees were $31,363 for the twelve months ended December 31, 2011 compared to $7,413 for the twelve months ended December 31, 2010.   Professional fees increased by $23,950 in the twelve months ended December 31, 2011.   The change in professionals is primarily due to a decrease in accounting fees of $27,907 offset by an increase in legal fees of $48,849 and an increase in other professional fees of $3,008.

General and Administrative Expenses:  General and administrative expenses were $14,565 and $17,182 for the twelve months ended December 31, 2011 and 2010, respectively.  General and administrative expenses decreased by $2,617 in the twelve months ended December 31, 2011 as compared to the twelve months ended December 31, 2010.  This decrease is primarily due to a decrease in rent of $1,656, a decrease in depreciation of $278, and a decrease in taxes and licenses of $700.

Other Expenses:  Other Expenses were $123,092 and $105,966 for the twelve months ended December 31, 2011 and 2010, respectively.   Other Expenses increased by $17,126 for the twelve months ended December 31, 2011.  This increase was primarily due to an increase in interest expense of $18,420 offset by a decrease in finance charges of $1,362.

Income/(Loss) from Continuing Operations:  Income/(Loss) before income taxes was $132,570 and ($149,311) for the twelve months ended December 31, 2011 and 2010, respectively. The increase in net income of $281,881 is primarily attributed to the engagement in commercial real estate management and construction management during the twelve months ending December, 31, 2011.

Income from Discontinued Operations:  Income before income taxes was $62,845 and $91,093 for the twelve months ended December 31, 2011 and 2010, respectively. The decrease in net income of $28,248 is primarily attributed to the settlement agreement with Greystone and the settlement with Frank Orlando during the year ended December 31, 2010.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity and Capital Resources

For the twelve months ended December 31, 2011, we had a cash flow from operations of $221,796 compared to a negative cash flow of $92,380 as of December 31, 2010, an increase in the cash flow of $314,176. The Company was engaged in commercial real estate management and construction management during the three months ending December 31, 2011which brought in the positive cash flow for the twelve months ending December 31, 2011.  Since inception, we have been dependent upon proceeds of loans from our stockholders and receipt of capital investment to fund our continuing activities.

On January 5, 2006 the Company entered into a Revolving Note (“Note A”) with an aggregate principal amount of $50,000 to Frank Crivello. Funds are advanced to us as needed to pay for ongoing operations. Note A had a maturity date of June 30, 2006. As a result of thirteen amendments to Note A, the principal amount of Note A was increased to $800,000 and the maturity date of Note A was extended to December 31, 2011. Note A has an interest rate of 10%.   As of December 31, 2011, the balance on this loan is $138,281 ($59,500 in principal and $78,781 in interest).

On August 1, 2007, the Company issued a revolving note (“Note B”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note B had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note B bears an interest rate of 10%.   As a result of eight amendments to Note B, the principal amount of Note B was increased to $850,000 and the maturity date was extended to December 31, 2011. During the twelve months ended December 31, 2011, the Company received $84,800 on this loan and made payments of $305,000. As of December 31, 2011, the balance on this loan is $999,982 ($687,113 in principal and $312,869 in interest).

               On April 1, 2010, the Company signed a promissory note with Sichenzia, Ross, Friedman and Ference, LLP regarding their outstanding balance.  The note took the reconciled outstanding balance due of $269,881 and converted it to a promissory note.   The Company will pay interest upon the agreed amount at the rate of 5% per annum, payable upon the maturity date of April 1, 2013.   As of December 31, 2011, the balance on this loan is $293,505 ($269,881 in principal and $23,624 in interest.)

               On June 1, 2010, the Company signed a promissory note with Schreeder, Wheeler & Flint, LLP regarding their outstanding balance.   The note took the reconciled outstanding balance due of $120,000 and converted it to a promissory note.  The Company will pay interest upon the agreed amount at the rate of 5% per annum, payable on each June 1 during the term of the Note unless the note is in default.  At that time the interest rate will increase to 12% per annum.   The Company shall also make principal payments of $20,000 on or before June 1, 2011 and June 1, 2012.  The remaining outstanding balance shall be due and payable upon the maturity date of April 1, 2013.  As of December 31 2011, the note is in default and the Company is accruing the interest rate at 12%.  As of December 31, 2011, the balance on this loan is $134,104 ($120,000 in principal and $14,104 in interest.)

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

Critical Accounting Policies

Going Concern:

Our ability to continue as a going concern is dependent on our ability to obtain additional funds through debt and equity funding as well as from sales of various services.   As we note in our consolidated balance sheets as of December 31, 2011 and December 31, 2010 as well as our related consolidated statements of operations, and cash flows for the year ended December 31, 2011, we have experienced, and expect to continue to experience, recurring net losses, negative cash flows from operations, limited amount of funds on our balance sheet.  Accordingly, we have substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

Item 8.               Financial Statements

The consolidated financial statements of Marine Growth Ventures, Inc. and subsidiaries, including the notes thereto, together with the report thereon of Demetrius & Company, L.L.C. is presented beginning at page F-1.

Item 9.               Changes In and Disagreements with Accountants on Accounting Procedures and Financial Disclosures

None

Item 9A.            Controls and Procedures.

Disclosure Controls and Procedures

Our principal executive officer and principal financial and accounting officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting, our principal executive officer and principal financial and accounting officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Managements Report on Internal Control over Financial Reporting.

The Company’s  management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s  internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our principal executive officer and principal financial and accounting officer an assessment was conducted of the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2011. In making this assessment, the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission was used. Based on the results of this assessment and on those criteria, the Company’s principal executive officer and principal financial and accounting officer concluded that the material weaknesses that existed in our disclosure controls and procedures, including our internal control over financial reporting, as of December 31, 2010, continued to exist at December 31, 2011 as follows:

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

As result of the financials for the period ended December 31, 2011, management identified a weakness in its review process of accounts payable.

As a result of the existence of the foregoing material weaknesses, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011 or for the annual period then ended.

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

None

PART III

Item 10.             Directors, Executive Officers,  and Corporate Governance

MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages and positions as of December 31, 2010 are as follows:

Name	Age	Position
David Marks	44	Chairman of the Board
Frank Crivello	51	President
Capt. Timothy Levensaler	53	Director
Katherine Ostruszka	41	Chief Financial Officer and Controller
Paul Schwabe	54	Secretary and Director

Executive Biographies

David Marks, Chairman of the Board - Mr. Marks has served as our Chairman since October 2004.    Mr. Marks has served as Chairman and member of the board of Titan Global Holdings, Inc., a high-growth diversified holding company with a dynamic portfolio of companies engaged in emerging telecommunications markets and advanced technologies, since August 2002.  Mr. Marks was the former Chairman of Thomas Equipment, Inc., a company engaged in the manufacture and distribution of compact equipment and a distributor of pneumatic and hydraulic components, from November 2004 to November 2006.   Mr. Marks is the Managing Member of Farwell Equity Partners, LLC and Farwell Equity Partners II, LLC, investors in high growth small cap companies.   David Marks serves as the Trustee of the Irrevocable Children's Trust, Irrevocable Children's Trust No.2, Phoenix Business Trust and as principal officer of their respective subsidiary investments, positions he has held since 1994, where he oversees all trust investments, with responsibilities that begin pre-acquisition and extend through ownership and disposition. Investments include real estate, natural resources, marine and casino gaming, telecommunications and technology.  David Marks has a B.S. in economics from the University of Wisconsin.  Because of his tenure with the Board of Directors of the Company, and his professional and industry related experience, the Company believe that Mr. Marks is well-qualified to continue to serve as  a director of the Company.

Frank Crivello, President - Since 2004, Mr. Crivello, who is 51 years old, has been the managing member of Crivello Group LLC, which structured or participated in the financial engineering of private equity transactions involving start up or distressed operating businesses in such diverse space as oil & gas development, manufacturing, marine enterprises, gaming, and technology, and since 2008 has been the Chief Executive Officer and a Director of Dover Holding Corporation, a public company.  Mr. Crivello is the managing member of Eastern Coast Management, LLC, a real estate management company, and the Executive Vice President of Phoenix Investors, LLC which offers professional management and advisory solutions to public/private companies, trusts and individual investors.  Mr. Crivello is a member of Farwell Equity Partners I and Farwell Equity Partners II LLC, private investment vehicles, as well as the managing member of Santa Clara Partners, LLC, a substantial shareholder in the Company.   Mr. Crivello attended Brown University and the London School of Economics for a double major in Economics and Political Science. Mr. Crivello graduated from Brown University with a Bachelor of Arts and earned Brown's highest awarded honor of Magna Cum Laude.

Capt. Timothy Levensaler, Director - From January 2000 until September 2004 he was the president of Sophlex Ship Management, Inc., a Company which he founded to provide ship crew and management services.  Capt. Levensaler has numerous licenses and certificates and received a B.S. in Nautical Science/Marine Transportation from the Maine Maritime Academy, Castine, ME in 1983. In addition Capt. Levensaler holds a valid USCG unlimited Masters License, which qualifies him to be a Captain.  Because of tenure with the Board of Directors of the Company, and his professional and industry related experience, the Company believes that Capt. Levensaler is well-qualified to continue to serve as a director of the Company.

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

Paul Schwabe, Secretary - Mr. Schwabe has been our Secretary since April 2004.  Since April 1994, Mr. Schwabe has served as vice president for Phoenix Investors, LLC. In that capacity he has also served as an officer for many subsidiaries of Irrevocable Children's Trust and Irrevocable Children's Trust No. 2 and their affiliates. Mr. Schwabe has extensive experience in the management of real estate and the administration of various businesses.  Because of his long term relationship with the Company, including service as Secretary of the Company and as a director, and his professional experience, the Company believes that Mr. Schwabe is well-qualified to continue to serve as a director.

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

There are no family relationships among our directors or executive officers.

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●
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

Section 16 Compliance

The Company is not aware of any securities transaction during the fiscal year ended December 31, 2011, or subsequent thereto what would require a filing pursuant to Section 16 of the Exchange Act of 1934, as amended.

Board Meetings; Committee Meetings; and Annual Meeting Attendance

During 2011, the Board of Directors held no regular meetings in person and no telephonic meetings.

During 2011, the Board of Directors, acting as the Audit Committee held no meetings.

The Company did not have an annual shareholder meeting in 2011.

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

Summary Compensation Table

Name & Principal Position	Year	Accrued Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig Hodgkins* President	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Frank Crivello** President	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Katherine Ostruszka Chief Financial Officer	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
*Resigned September 1, 2011 as officer and director of the Company **Was appointed President of the Company as of September 1, 2011.

Employment Agreements with Executive Officers

None

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Not applicable at this time

As of December 31, 2011, the Company has no outstanding options, restricted stocks units or similar awards.

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
David M. Marks	0	0	0	0	0	0	0
Craig Hodgkins*	0	0	0	0	0	0	0
Timothy Levensaler	0	0	0	0	0	0	0
Paul Schwabe	0	0	0	0	0	0	0
*Resigned September 1, 2011 as officer and director of the Company

Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board.  As of December 31, 2011, none of the Company’s directors currently receive any compensation for their service on the Board of Directors

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 9, 2012 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.  The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC of by information provided by such persons directly to us.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Total (3)
David Marks	18,025,000 (4)	82.53%
Craig Hodgkins(5)	1,005,000	4.60%
Capt. Timothy Levensaler	1,115,000	5.10%
Katherine Ostruszka	2,500	*
Paul Schwabe	2,500	*
Farwell Equity Partners II, LLC	18,000,000(3)	82.41%
All Executive Officers and Directors as a Group (5 persons)	20,150,000	92.78%
* Less than 1%
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Marine Growth Ventures, Inc., 1818 N. Farwell Ave, Milwaukee, WI 53202.
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

(3)
Applicable percentage ownership is based on 21, 839,500 shares of common stock outstanding as of March 9, 2012, together with the securities exercisable or convertible into share of Common stock within 60 days of March 9, 2012 for each stockholder.  Shares of common stock that are currently exercisable or exercisable within 60 days of March 9, 2012 are deemed to be beneficially owned by the person holding such securities for the purposed of computing the percentage of ownership of such person, but are not treated as outstanding for the purposed of computing the percentage ownership of any other person.

(4)	David Marks is the managing member of Farwell Equity Partners II, LLC, and has sole investment and dispositive power with respect to all shares owned by such entity.
(5)	Resigned as Director and Officer of the Company as of September 1, 2011.

Item 13.             Certain Relationships and Related Transactions and Director Independence

Revolving Note

On January 5, 2006 the Company entered into a Revolving Note (“Note A”) with an aggregate principal amount of $50,000 to Frank Crivello. Funds are advanced to us as needed to pay for ongoing operations. Note A had a maturity date of June 30, 2006. As a result of thirteen amendments to Note A, the principal amount of Note A was increased to $800,000 and the maturity date of Note A was extended to December 31, 2011. Note A has an interest rate of 10% and as of December 31, 2011, the principal balance was $59,500.

Revolving Note

On August 1, 2007, the Company issued a revolving note (“Note B”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note B had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note B bears an interest rate of 10%.   As a result of eight amendments to Note Be, the principal amount of Note B was increased to $850,000 and the maturity date was extended to December 31, 2011.    The principal balance on Note B was $687,113 as of December 31, 2011.

Promissory Note

               On April 1, 2010, the Company signed a promissory note with Sichenzia, Ross, Friedman and Ference, LLP regarding their outstanding balance.  The note took the reconciled outstanding balance due of $269,881 and converted it to a promissory note.   The Company will pay interest upon the agreed amount at the rate of 5% per annum, payable upon the maturity date of April 1, 2013.   As of December 31, 2011, the principal balance on this loan was $269,881.

Promissory Note

               On June 1, 2010, the Company signed a promissory note with Schreeder, Wheeler & Flint, LLP regarding their outstanding balance.   The note took the reconciled outstanding balance due of $120,000 and converted it to a promissory note.  The Company will pay interest upon the agreed amount at the rate of 5% per annum, payable on each June 1 during the term of the Note.  The Company shall also make principal payments of $20,000 on or before June 1, 2011 and June 1, 2012.  The remaining outstanding balance shall be due and payable upon the maturity date of April 1, 2013.    As of December 31, 2011, the principal balance on this loan was $120,000.

Revenue

During the year ended December 31, 2011, 100% of the revenue earned was from a related party.   The Company advised the related party on leasing, and construction management.

Director Independence

The Board of Directors has analyzed the independence of each director and has determined that none of our directors is an “independent: director, as such term is used in Item 407 of Regulation S-K, and the Nasdaq Stock Market rules.

Item 14.             Principal Accountant Fees and Services

The aggregate fees billed or accrued by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2011 and 2010 were $19,800 and $20,000, respectively.

a. The following documents are included as exhibits to this Annual Report:
1. Financial Statements: See "Index to Consolidated Financial Statements" in Part 11, Item 8 of the Form 10-K.
2. Financial Statement Schedule: Schedules are included in the Consolidated Financial Statements or notes of this Form 10-K or are not required.
3. Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

b. INDEX TO EXHIBITS.

Item 15.             Exhibits

Number	Description

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

10.27
Seventh Amendment to the Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated April 24, 2009 (incorporated by reference to Exhibit 10.35 of Form 10-Q filed on November 12, 2009)

10.28
Twelfth Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello, dated April 24, 2009 (incorporated by reference to Exhibit 10.36 of Form 10-Q filed on November 12, 2009)

10.29
Eight Amended to the to the Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated March 29, 2010 (incorporated by reference to Form 10k filed on March 30, 2010)

10.30
Thirteen Amendment to Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Frank P. Crivello, dated March 29, 2010(incorporated by reference to Form 10k filed on March 30, 2010)

10.31	Amendment to Bylaws of Marine Growth Ventures, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-k field on June 1, 2009)

10.32	Settlement agreement with Greystone (incorporated by reference to Exhibit 10.1 of Form 8-k filed on December 8, 2009)

10.33	Employment agreement dated July 1, 2004 between the Company and Craig Hodgkins, incorporated by reference to Exhibit 10.1, to the Company’s SB-2, filed with the SEC on September 2, 2005.

10.34	Employment agreement dated July 1, 2004 between the Company and Capt. Timothy Levensaler, incorporated by reference to Exhibit 10.2, to the Company’s SB-2, filed with the SEC on September 2, 2005

10.35	Settlement agreement with Orlando (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 21, 2010)

10.36	Promissory Note, dated April, 2010, made by the Company to Sichenzia, Ross, Freidman & Ference, LLP in the amount of $269,881, filed herewith.

10.37	Promissory Note, dated June, 2010, made by the Company to Schreeder, Wheeler & Flint, LP in the amount of $120,000 filed herewith.

21.1(a)	Amended List of Subsidiaries, filed herewith

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act filed herewith

31.2	Certification of the CFO Pursuant to 13a-14(a) under the Exchange Act filed herewith

32.1	Certification of the CEO pursuant to 18 U.S.C Section 1350 filed herewith

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 filed herewith.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE GROWTH VENTURES, INC.

Dated: March 28, 2012	By:	/s/ Frank P. Crivello
Frank P. Crivello
President
(Principal Executive Offier)

Dated: March 28, 2012	By:	/s/ Katherine Ostruszka
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

SIGNATURE	TITLE	DATE

/s/ David Marks* David Marks	Director, Chairman of the Board	March 28, 2012

/s/ Frank Crivello Frank P. Crivello	President	March 28, 2012

/s/ Katherine Ostruszka Katherine Ostruszka	Chief Financial Officer and Controller (Principal Accounting Officer and Principal Financial Officer)	March 28, 2012

/s/ Capt Timothy Levensaler Capt. Timothy Levensaler	Chief Operating Officer and Director	March 28, 2012

/s/ Paul Schwabe Paul Schwabe	Secretary and Director	March 28, 2012

Marine Growth Ventures, Inc.
And Subsidiaries
Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

Marine Growth Ventures, Inc. and Subsidiaries

Table of Contents	Page
Report of Independent Registered Public Accounting Firm-Demetrius & Company, L.L.C.	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated Statements of Operations for the Years ended
December 31, 2011 and 2010	F-4

Consolidated Statements of Stockholders’ Deficiency and Comprehensive Income (Loss) for the Years ended December 31, 2011 and 2010	F-5

Consolidated Statements of Cash Flow for the Years ended
December 31, 2011 and 2010	F-6

Notes to Consolidated Financial Statements as of December 31, 2011	F-7-F-13

Report of Independent Registered Public Accounting Firm

To The Board of Directors and
Shareholders of Marine Growth Ventures, Inc.

We have audited the accompanying consolidated balance sheets of Marine Growth Ventures, Inc. and its subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' deficiency and comprehensive income(loss), and cash flows for each of the two years in the period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Growth Ventures, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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
March 28, 2012

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2011 and 2010

ASSETS
	December 31, 2011	December 31, 2010
CURRENT ASSETS
Cash	$4,559	$2,751
Total Current Assets	4,559	2,751

FIXED ASSETS, NET	-	87
TOTAL ASSETS	$4,559	$2,838

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accrued Payroll	$68,616	$270,464
Accounts Payable	164,483	219,231
Accrued Interest Payable	428,362	307,021
Accrued Expenses	17,000	1,500
Liabilities of Discontinued Operations	5,105	75,392
Notes Payable – Other	727,113	927,313
Note Payable – Stockholder	59,500	59,500
Total Current Liabilities	1,470,179	1,860,421
LONG TERM LIABILITIES
Notes Payable- Others	349,881	369,881
Total Long Term Liabilities	349,881	369,881
TOTAL LIABILITIES	1,820,060	2,230,302

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 5,000,000
shares authorized, none issued or outstanding
Common Stock, $0.001 par value, 100,000,000
shares authorized, 21,839,500 issued and outstanding	21,840	21,840
Additional Paid-In Capital	1,074,851	858,515
Accumulated Deficit	(2,863,777)	(3,059,192)
Accumulated Other Comprehensive (Loss)	(48,415)	(48,627)
Total Stockholders' Deficiency	(1,815,501)	(2,227,464)
TOTAL LIABILITIES & STOCKHOLDERS'
DEFICIENCY	$4,559	$2,838

See Accompanying Notes to Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2011 and 2010

	2011	2010
REVENUE
Construction Management Fee	$100,000		$-
Lease Advisory Fees	220,340		-
Total Revenue	320,340		-

Cost of Sales	-		-

GROSS PROFIT	320,340		-

EXPENSES
Payroll and Related Expenses	18,750		18,750
Professional Fees	31,363		7,413
General and Administrative Expenses	14,565		17,182
Total Expenses	64,678		43,345

INCOME/(LOSS) FROM OPERATIONS	255,662		(43,345)

OTHER INCOME(EXPENSE)
Interest (Expense)	(121,341)		(102,921)
Other (Expense)	(1,751)		(3,045)
Total Other (Expense)	(123,092)		(105,966)

INCOME/(LOSS) FROM CONTINUING OPERATIONS	$132,570		$(149,311)

INCOME FROM DISCONTINUED OPERATIONS	62,845		91,093

NET INCOME / (LOSS)	$195,415		$(58,218)

Basic and diluted Income/(Loss) per common share:
Continuing Operations	$0.01		$(0.01)
Discontinued Operations	0.00		0.01
Net Income/(Loss)	$0.01	$	(0.00)

Weighted average number of common
shares outstanding - basic and diluted	21,839,500		21,789,637

See Accompanying Notes To Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries Consolidated
Statements of Stockholders’ Deficiency and Comprehensive Income (Loss)
For the Years Ended December  31, 2011 and 2010

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total	Comprehensive Income/(Loss)
Balance December 31, 2009	21,839,500	$21,840	$837,765	$(3,000,974)	$(45,041)	$(2,186,410)
Donated rent & services	-	-	20,750	-	-	20,750
Foreign Currency Translation	-	-	-	-	(3,586)	(3,586)	$(3,586)
Net Loss	-	-	-	(58,218)	-	(58,218)	(58,218)
Balance December 31, 2010	21,839,500	21,840	858,515	(3,059,192)	(48,627)	(2,227,464)	(61,804)
Donated rent & services	-	-	18,750	-	-	18,750
Settlement with Officer	-	-	197,586	-	-	197,586

Accumulated other Comprehensive (Loss)	-	-	-	-	212	212	212
Net Income / (Loss)	-	-	-	195,415	-	195,415	195,415
Balance December 31, 2011	21,839,500	$21,840	$1,074,851	$(2,863,777)	$(48,415)	$(1,815,501)	$195,627

See Accompanying Notes To Consolidated Financial Statements

Marine Growth Ventures, Inc and Subsidiaries
Consolidated Statements of Cash Flow
For the Years Ended December 31, 2011 and 2010
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/( Loss) from Continuing Operations	$132,570	$(149,311)
Net Income from Discontinued Operations	62,845	91,093
Adjustments to reconcile net income/(loss) to net cash
Provided by/(used in) operating activities
Depreciation & Amortization	87	366
Donated Rent & Services	18,750	20,750
Changes in Operation Assets & Liabilities:
Retainers	-	20,000
Prepaid Insurance	-	482
Accrued Payroll	(4,262)	(155,877)
Accounts Payable & Accrued Expenses	(109,535)	(24,460)
Accrued Interest Payable	121,341	102,921
Other Current Assets	-	1,656
Net Cash Provided by/(Used in) Operating Activities	221,796	(92,380)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Note Payable – Related Party	(305,000)	-
Proceeds From Note Payable – Related Party	84,800	97,150
Net Cash Provided by /(Used in)Financing Activities	(220,200)	97,150

Currency Conversion Gain/Loss	212	(3,589)

NET INCREASE IN CASH:	1,808	1,181

BEGINNING CASH	2,751	1,570

ENDING CASH	$4,559	$2,751

SUPPLEMENTAL DISCLOSURES OF CASH ITEMS
Interest Paid	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITES
Officer Settlement	$(197,586)	$-
Additional Paid In Capital	197,586
Accrued Expenses Converted to Notes Payable	-	269,881
Accounts Payable Converted to Notes Payable	-	120,000
Notes Payable for Professional Fees	-	(389,881)

See Accompanying Notes To Consolidated Financial Statements

Marine Growth Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2011 and 2010

Note 1 – Organization and Operations and Going Concern

A.	Organization and Operations

Marine Growth Ventures, Inc. (“MGV”) was formed and incorporated in the state of Delaware on November 6, 2003.  MGV was a holding company that conducted its operations primarily through its wholly-owned subsidiaries.   MGV, Marine Growth Finance & Charter, Inc., Inc., Sophlex Ship Management, Inc.(“Sophlex”), Marine Growth Freight, Inc., Marine Aggregates, Inc., Commerical Management, Inc., Ship Timeshare Management, Inc., Marine Growth Canada, Ltd., and Fractional Marine, Inc., are referred to collectively herein as the “Company”.

The Company had no significant business operations until its acquisition of Sophlex on September 1, 2004.  Sophlex, which was founded in 1999, provided ship crewing and management services to vessel owners and operators in the United States and abroad.   The founder and the sole shareholder of Sophlex at the time of the acquisition is a current director of the Company.   At the time acquisition both companies were private entities.

During the twelve months ended December 31, 2010, the Company discontinued all marine operations with the loss of the remaining vessel and is currently pursuing other business opportunities inside and outside the shipping industry.  During the three months ended December 31, 2011, the Company renamed Gulf Cruise Casinos, Inc. to Commercial Management, Inc. This entity has been pursuing business opportunities outside the shipping industry.   In the fourth quarter of 2011, the entity was engaged in commercial real estate management and construction management.

B.	Going Concern

Since its inception, the Company has been dependent upon the proceeds of loans from its stockholders and the receipt of capital investments to fund its continuing activities.  The Company has incurred operating losses since its inception.  The Company expects to incur significant increasing operating losses over the next several years until we can maintain a consistent revenue stream.   There is no assurance that the Company’s developmental and marketing efforts will be successful.   The Company will continue to require the infusion of capital or loans until operations become profitable.  There can be no assurance that the Company will ever achieve any revenues or profitable operations from the sale of its proposed products.  The Company is seeking additional capital at this time.  During the twelve months ended December 31, 2011, the Company had net income of $195,415 and  cash flow from operations of $221,796 and as of December 31, 2011, the Company had a working capital deficiency of $1,465,620 and a stockholders’ deficiency of $1,815,501.  As a result of the above, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C.  Bankruptcy of Marine Growth Canada, Ltd., a wholly owned subsidiary of Marine Growth Ventures, Inc.

On July 2, 2009, the Supreme Court of the British Columbia in Bankruptcy declared Marine Growth Canada, Ltd (“MGC”) bankrupt under the laws of British Columbia.   The court appointed a Trustee to manage the affairs and property of Marine Growth Canada, Ltd.  This case ended, and the assets and liabilities of MGC have been written off accordingly in the year ended December 31, 2011.

Note 2 - Summary of Significant Accounting Policies

(A)	Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Marine Growth Ventures, Inc. and its wholly-owned subsidiaries, Marine Growth Finance & Charter, Inc., Inc., Sophlex Ship Management, Inc., Marine Growth Freight, Inc., Marine Aggregates, Inc., Commercial Management, Inc., Ship Timeshare Management, Inc., Marine Growth Canada, Ltd., and Fractional Marine, Inc.  All material inter-company accounts and transactions have been eliminated in consolidation

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

(D)	Revenue Recognition

The Company recognizes consulting revenue when earned.  At the time of the transaction, the Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction and whether collectability is reasonably assured.   If a significant portion of a fee is due after the normal payment terms, the Company accounts for the fee as not being fixed and determinable. In these cases, the Company recognizes revenue as the fee becomes due.  Where the Company provides a service at a specific point in time and there are no remaining obligations, the Company recognizes revenue upon completion of the service.

(E)	Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accrued payroll, accounts payable, accrued expenses, and notes payable at December 31, 2011, approximate their fair value because of their relatively short-term nature.

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

(G)	Accrued Expenses

Accrued expenses as of December 31, 2011 were comprised of accrued professional fees.

(H)	Income/(Loss) Per Share

 Net income/(loss) per  share (basic and diluted) has been computed by dividing the net income/( loss) available to common stockholders by the weighted average number of common shares outstanding during each period.  Common stock equivalents were not included in the calculation of diluted loss per share as there were none outstanding during the periods presented as well as their effect would be anti-dilutive.

(I)	Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes,” which requires that the Company recognize deferred tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse.  Deferred income tax benefit (expense) results from the change in net deferred tax assets or liabilities.   A valuation allowance is recorded when it is more likely than not that the some or all deferred tax assets will not be realized.

The Company accounts for uncertainties in income taxes in accordance with ASC Topic 740-10-5 “Accounting for Uncertainties in Income Taxes,” which clarifies the accounting for uncertainty in  income taxes recognized in an enterprise’s financial statement.

(J)	New Authoritative Accounting Pronouncements

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Note 3- Related Party Transactions

On January 5, 2006 the Company entered into a Revolving Note (“Note A”) with an aggregate principal amount of $50,000 to Frank Crivello. Funds are advanced to us as needed to pay for ongoing operations. Note A had a maturity date of June 30, 2006. As a result of thirteen amendments to Note A, the principal amount of Note A was increased to $800,000 and the maturity date of Note A was extended to December 31, 2011. Note A has an interest rate of 10%.   As of December 31, 2011, the balance on this loan is $138,281 ($59,500 in principal and $78,781 in interest).

On August 1, 2007, the Company issued a revolving note (“Note B”), with an aggregate principal amount of $100,000 to an entity that is controlled by the Chairman of the Board of Directors.   Funds are advanced to the Company, as needed, to finance ongoing operations.  Note B had a maturity date of July 31, 2008.  It has been agreed that the maturity date will extend to December 31, 2008 unless the lender notifies the borrower, in writing, thirty days prior to the maturity date.  Note B bears an interest rate of 10%.   As a result of eight amendments to Note B, the principal amount of Note B was increased to $850,000 and the maturity date was extended to December 31, 2011. During the twelve months ended December 31, 2011, the Company received $84,800 on this loan and made $305,000 in payments.  As of December 31, 2011, the balance on this loan is $999,982 ($687,113 in principal and $312,869 in interest).

During the year ended December 31, 2011, 100% of the revenue earned was from a related party.   The Company advised the related party on leasing, and construction management.

The Company utilizes space in Milwaukee, Wisconsin owned by an entity controlled by the Chairman of the Board of Directors.  On March 1, 2010, the Company entered into a month-to-month lease agreement with an entity controlled by the Chairman of the Board of Directors for $1,000 per month.   The fair market value of this rent was $1000 per month in and was recorded as $12,000 rent for the twelve months ended December 31, 2011.

The Company utilizes employees of an entity controlled by the Chairman of the Board of Directors.    The value of the work done by the employees of the entity controlled by the Chairman of the Board of Directors equated to $18,750 during the twelve months ending December 31, 2011.  These services and a corresponding related party liability was recorded.  During the twelve months ended December 31, 2011, this debt was forgiven and converted into additional paid in capital.

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

During the twelve months ending December 31, 2010, the Company signed a promissory note with Schreeder, Wheeler & Flint, LLP regarding their outstanding balance.   The note took the reconciled outstanding balance due of $120,000 and converted it to a promissory note. The Company will pay interest upon the agreed amount at the rate of 5% per annum, payable on each June 1 during the term of the Note unless the note is in default.  At that time the interest rate will increase to 12% per annum.    The Company shall also make principal payments of $20,000 on or before June 1, 2011 and June 1, 2012. As of December 31 2011, the note is in default and the Company is accruing the interest rate at 12%.   The remaining outstanding balance shall be due and payable upon the maturity date of April 1, 2013.

Maturities relating to the notes payable – others are as follows:

2012	$727,113
2013	349,881
Total	$1,076 994

Note 5 – Fixed Assets

Fixed assets as of December 31, 2011 and 2010 consisted of:

	December 31, 2011	December 31, 2010
Office Furniture	$0	$1,286
Computer Equipment	1,827	1,827
Less: Accumulated Depreciation	(1,827)	(3,026)
Fixed Assets, net	$0	$87

Depreciation expense for the twelve months ended December 31, 2011and 2010 amounted to $87 and $366, respectively.

Note 6 – Income Tax

Differences between the tax provision computed using the statutory federal income tax rate and the effective income tax rate on operations is as follows:

	2011	2010
U.S Federal Statutory Rate Continuing Operations	$45,074	$(50,766)
Discontinued Operations	21,367	30,972

Total	66,441	(19,794)

Tax Benefit not provided due to valuation allowance	(66,441)	19,794
	$0	$0

As of December 31, 2011, the Company has a net operating loss carryforward for U.S Federal Income tax purposes in the aggregate of $2,923,932, which expire at various dates through 2031.

Components of the Company’s U.S. deferred tax assets are as follows:

	2011	2010
U.S deferred tax assets:
U.S. tax benefits related to net operating loss carry forwards	$881,717	$948,159

Valuation allowance for U.S. deferred tax assets	(881,717)	(948,159)
Net U.S. deferred tax assets	$0	$0

The valuation allowance decreased by $66,442 in 2011 and increased by $19,973 in 2010.

At December 31, 2011 and 2010, all deferred tax assets are noncurrent.

At December 31, 2011 and 2010, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits, if any, in interest and operating expense.  No interest or penalties were recorded as of December 31, 2011 and 2010.

The Company files U.S and state income taxes returns in jurisdictions with various statutes of limitations.  The 2008 through 2011 tax years generally remain subject to examination by federal and most state tax authorities.

Note 7 – Concentrations and Economic Dependency

The Company had one customer that accounted for 100% of revenue for the year ended December 31, 2011.

Note 8 – Commitments and Contingencies

Commitments:

The Company utilizes space in Milwaukee, Wisconsin owned by an entity controlled by the Chairman of the Board of Directors.    This space has been utilized since inception. On March 1, 2010, the Company entered into a month-to-month lease with an entity controlled by the Chairman of the Board of Directors.   The monthly lease payment is $1,000. (See Note 3)

Rent expense charged to operations was $12,000 and $12,000 in 2011 and 2010, respectively.

Loss Contingencies:

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management is not aware of such matters that will have a material effect on the financial statements.

The Company ceased workman’s compensation when it no longer had employees.    Insurance was cancelled on the vessels as the Company no longer has any vessels.

Note 9 – Babe

On August 28, 2007, Fractional Marine, Inc., a wholly owned subsidiary of Marine Growth Ventures, Inc., entered into a Bareboat Sub-Charter with an individual pursuant to which that individual will charter hire the M/V Babe for $6,000 per month until February 1, 2008 upon which time the individual has a purchase option.   As part of this agreement, the individual was to place a $180,000 security deposit for the boat.  The deposit would be non-refundable if the individual did not purchase the boat.   The individual did not purchase the boat and defaulted on the bareboat sub-charter.  On April 21, 2008, the M/V Babe was repossessed by the Company and the obligors were not released from their secured and unsecured obligations.  The Company had taken a full reserve against the $180,000 based upon the possible collectability of the money owed to the Company and the costs that will be incurred to collect these funds.  The Company is currently seeking recovery against these obligations, anticipates taking action in the year ending 2012.  The net recovery will be reflected as income to the Company.

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

Note 11 – Discontinued Operations

Due to the bankruptcy of Marine Growth Canada, Ltd, (MGC), a wholly owned subsidiary of the Company, the assets and liabilities of MGC have written off accordingly in the year ended December 31, 2011.

The Company, as one of several parties adverse to claims made by Frank J. Orlando (“Orlando”), for wages and consulting fees, on December 17, 2010, entered into an agreement with Orlando to settle such claims.  In consideration for a payment by the Company of $25,000, Orlando and the Company have executed and delivered mutual releases of claims.  Due to this settlement and the settlement with Euro Oceans, Co (see note 9), the Company generated income from discontinued operations of $91,093 in the year ending December 31, 2010.

Discontinued Liabilities consist of accounts payable items generated during the discontinued operations.

The carrying amounts of the liabilities of discontinued operations at December 31, 2011 and 2010, were as follows:

	December 31, 2011	December 31,2010
Accounts Payable	$5,105	$75,392
Total	$5,105	$75,392

Income from Discontinued Operations for the period ending December 31, 2011 and 2010, were as follows:

	December 31, 2011	December 31,2010
Expenses From Discontinued Operations
Payroll	$0	$(156,093)
Professional Fees	0	65,000
Operating Expenses	(62,846)	0
Total Expenses:	(62,846)	(91,093)

Income From Discontinued Operations:	$62,846	$91,093

Note 12 – Subsequent Events

Management has evaluated events occurring subsequent to December 31, 2011 through the filing March 28, 2012 to determine if any such events should be recognized or disclosed.  There were no such events.