Form 10-K/A
period 2011-12-31
MARINE GROWTH VENTURES INC
filed 2012-03-29
CIK 1334794

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

EXPLANATORY NOTE:

The annual report of Marine Growth Ventures, Inc. (the “Company”), for the fiscal year ended December 31, 2011, filed on Form 10-K with the Securities and Exchange Commission (the”SEC”)  on March 29, 2012, is amended hereby solely to provide a revised Item 15 list of Exhibits .

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

21

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

10.47
Ninth Amendment, dated October 11, 2011, to the Revolving Note by and among Marine Growth Ventures, Inc., its subsidiaries and Irrevocable Children’s Trust, dated April 16, 2008 (incorporated by reference to Exhibit 10.47 of Form 10-Q filed on October 24, 2011)

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

MARINE GROWTH VENTURES, INC.

Dated: March 29, 2012	By:	/s/ Frank P. Crivello *
Frank P. Crivello
President
(Principal Executive Offier)

Dated: March 29, 2012	By:	/s/ Katherine Ostruszka
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

SIGNATURE	TITLE	DATE

/s/ David Marks* David Marks	Director, Chairman of the Board	March 29, 2012

/s/ Frank Crivello * Frank P. Crivello	President	March 29, 2012

/s/ Katherine Ostruszka Katherine Ostruszka	Chief Financial Officer and Controller (Principal Accounting Officer and Principal Financial Officer)	March 29, 2012

/s/ Capt Timothy Levensaler * Capt. Timothy Levensaler	Chief Operating Officer and Director	March 29, 2012

/s/ Paul Schwabe * Paul Schwabe	Secretary and Director	March 29, 2012

/s/ Katherine Ostruszka
as attorney -in-fact

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